Form 10-K
period 1993-12-31
CONNER PERIPHERALS INC
filed 1994-04-01
CIK 792397

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1993 or

[_] TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________ to _________

     Commission file number 1-10639

                            CONNER PERIPHERALS, INC.
             [Exact name of registrant as specified in its charter]

              DELAWARE                            94-2968210
       (State of incorporation)                 (I.R.S. Employer
                                               Identification No.)

                                3081 ZANKER ROAD
                           SAN JOSE, CALIFORNIA 95134
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (408) 456-4500
                      -----------------------------------

       Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, $.001 par value
             6-1/2% Convertible Subordinated Debentures due 2001
             6-3/4% Convertible Subordinated Debentures due 2002
                                (Title of class)

      Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate value of voting stock held by nonaffiliates of the Registrant was approximately $776,629,000 as of March 5, 1994 based upon the closing sales price on the New York Stock Exchange reported for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may, under certain circumstances, be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 50,767,965 shares of Common Stock issued and outstanding as of March 5, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Annual Report on Form 10-K noted:

     (1) Portions of the Annual Report to Stockholders for the fiscal year ended January 1, 1994 (the "Annual Report") - Parts II and IV. With the exception of the information specifically incorporated by reference from the Annual Report into Parts II and IV hereof, the Company's Annual Report is not to be deemed filed as part of this report.

     (2) Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held April 19, 1994 (the "Proxy Statement") - Part III.

PART I

Item 1.   BUSINESS
          --------

     Conner Peripherals, Inc. ("Conner" or the "Company") was incorporated in California in June 1985 and was reincorporated in Delaware in September 1992. The Company's principal executive offices are located at 3081 Zanker Road, San Jose, California 95134, and its telephone number is (408) 456-4500.

GENERAL
- -------

     Conner designs, builds and sells information storage solutions products, including a large selection of hard disk drives, tape drives, software and integrated systems for a wide range of computer storage applications.

     In June 1992, the Company began the process of repositioning itself from being solely a manufacturer of Winchester disk drives to becoming a leading supplier of total storage solutions for the computer industry. In December 1992 Conner completed the acquisition of Archive Corporation ("Archive") by means of a merger. The acquisition of Archive strengthened Conner's position in the tape drive, software and storage systems markets, thereby supporting its strategy of being a leader in information storage solutions and storage and data protection products. During 1993, the Company took action to rationalize these operations in order to better streamline product development, sales and marketing and support activities.

     Demand for all of the Company's products is driven by several distinct market trends. First, the shift from centralized computing based on mainframes and minicomputers to networks and client-server architectures has resulted in an increased demand for compact, high capacity, high-performance storage devices and systems for use in networks of personal computers and workstations. Second, the increasing complexity of personal computer operating systems, such as Windows, OS/2, as well as the software applications designed to support them, has resulted in the demand for greater storage capacity in individual computers. Third, the substantial storage requirements necessary to store high resolution images, sound and video data applications is adding significantly to the amount of storage required on personal computer systems, both in the business and home environments.

     As the amount of data stored on individual computers increases, the need for efficient and reliable data protection also increases. This need is causing an increase in the demand for tape drives and the complex software which manages the transfer of data from disk drives to tape drives on a network and on individual computer systems.

     The Company's products are sold to original equipment manufacturers ("OEMs"), distributors, Value-Added Resellers ("VARs"), dealers and distributors in the U.S. and abroad, with the exact channel dependent on the product and division. In addition, the Company distributes disk drive, tape drive and software products through its Storage Systems Group, which acts as a VAR to dealers in the U.S.

DISK DRIVES
- -----------

     Disk drives address the escalating requirements of high performance microcomputers and workstations for greater storage capacity, faster access time, lower power consumption and smaller size at increasingly lower costs through the use of advanced technologies.

     Every disk drive incorporates the same operating concepts. One or more rigid disks are attached to a spin motor assembly, which rotates the disks at a constant speed within a sealed, contamination-free enclosure. Typically, both surfaces of each disk are coated with a thin layer of magnetic material. Magnetic heads record and retrieve data from discrete magnetic domains located on pre-formatted concentric tracks in the magnetic layers of the rotating disks. An actuator positions the head over the proper track upon instructions from the drive's electronic circuitry. Most disk drives are "intelligent" disk drives, which incorporate an embedded controller to manage communications with the computer.

Disk Drive Design
- -----------------

     During the last five years, the Company has pioneered a variety of disk drive innovations, many of which have achieved broad acceptance in the disk drive industry in general. The Company was the first to utilize an architecture employing a high microcode content, resulting in significant flexibility and improved reliability in its drives. In addition, the Company was among the earliest to introduce drives using a high-performance voice coil actuator and on-board electronic diagnostics. As a result of various design innovations, the Company's disk drives achieve high performance with low power consumption. Finally, the Company was the first to introduce drives in a low-profile one inch package. Many of these innovations are protected by patent rights belonging to the Company.

     The Company believes that its disk drive design has certain important performance characteristics. The benefits to the user include (1) fast access time; (2) low heat dissipation; (3) quiet operation; (4) low power consumption; and, (5) extended product life. Fast access is a performance requirement for systems incorporating 64-bit and 32-bit microprocessors, such as Intel Corporation's ("Intel") Pentium and 80486 and Motorola's 68040 family of microprocessors. Low heat dissipation is an important determinant of a disk drive's reliability because heat may contribute to component failure. Low heat dissipation allows the possibility of eliminating or reducing the size of cooling fans in computers and thus increases the potential for quieter computer system operation. Low power consumption is also a critical factor in all portable computing applications because these computers use battery power supplies and disk drives are a large power consumer in such systems. Consequently, low power consumption in disk drives reduces the need for a computer to incorporate a large power supply as a standard feature.

     The benefits of the Company's disk drive design include reduced parts count, higher reliability and the built-in ability for self-testing. These benefits may result in the possibility of lower aggregate component costs and reduced requirements for expensive disk drive test equipment, when compared to conventional disk drive designs.

Disk Drive Products
- -------------------

     The Company's disk drive products include 2.5-inch and 3.5-inch disk drives which offer storage capacities ranging from 170 megabytes to over 1 gigabyte of formatted capacity. The Company's products include the following product families:

     Filepro Series.  The Filepro Series products include one- and two-disk,
     --------------
low-profile (one-inch high) 3.5-inch hard disk drives, in capacities of 210 and 420 megabytes. The Filepro Series is designed to offer the entry level PC user a combination of high capacity, performance, reliability and low price.

     Filepro Advantage Series.  The Filepro Advantage Series of 3.5-inch disk
     ------------------------
drives offers low cost storage for value systems, including networked and desktop PCs used for advanced applications, databases and multimedia. The Filepro Advantage Series is available in capacities of 340 and 540 megabytes. The Company has announced new versions of these products with storage capacities of 810 and 1080 megabytes. The Company expects to commence volume shipment of these products during the second quarter of 1994.

     Filepro Performance Series.  The Filepro Performance Series disk drives are
     --------------------------
available with 545 and 1060 megabytes of capacity and feature seek times as fast as 9 milliseconds and data transfer rates of up to 55 megabits per second.
These disk drives are primarily used in advanced workstation and network systems.

     Filepro Notebook Series.  The Filepro Notebook Series of 2.5-inch disk
     -----------------------
drives provide capacities from 170 to 340 megabytes and addresses the needs of mobile users of portable PCs and notebook computers, with low power, light weight and a high degree of shock resistance.

TAPE DRIVES
- -----------

     Tape drives are peripheral hardware devices which enable low cost storage or data protection of large volumes of data through use of digital tape stored on small cartridges used singly or in multiple autoloader applications.

Tape Drive Products
- -------------------

     Computer systems of all types increasingly need dedicated backup storage peripherals that combine high capacity, exceptional performance, low cost and reliability. Conner's full line of minicartridge, DAT and data cartridge tape products meets the needs of the entry, value, performance and portable markets to complement Conner's line of disk drive products.

     Minicartridge Tape Drives.  Conner produces a number of low profile
     -------------------------
minicartridge tape drives which are designed to provide up to 250 megabytes of reliable data storage on a single low cost removable cartridge. These drives are currently manufactured for Conner in Japan.

     DAT Drives.  High speed, networked computer environments need automatic
     ----------
data protection and backup in the form of dedicated removable storage peripherals that combine high capacity, absolute reliability, state-of-the-art backup performance and low cost per megabyte in a small form factor. The Conner family of True Computer Grade Digital Audio Tape (DAT) products provides a balance of these features, storing up to 8 gigabytes of data on a single 4mm cartridge. In addition, the Company offers DAT Autoloaders, which enable the storage of up to 96 gigabytes through an automated loading mechanism of up to 12 DAT tape cartridges in a single tape drive.

     Data Cartridge Drives.  Conner Data Cartridge Drives provide high capacity
     ---------------------
and field-proven data storage in a 5.25-inch, half-high form factor. These Data Cartridge drives are available in internal and external models with capacities ranging from 250 megabytes to 1.35 gigabytes, and provide high performance data storage using the industry standard Quarter Inch Cartridge (QIC) format that guarantees full backward read compatibility with previous generations of drives.

SOFTWARE PRODUCTS
- -----------------

     Conner offers a variety of data protection and storage management software through Arcada Holdings, Inc. ("Arcada"), a majority-owned subsidiary. Arcada develops data protection and storage management software products that operate across multiple desktop and client-server environments, including those of Microsoft, Inc. and Novell, Inc. Arcada markets its products worldwide under the Backup Exec(TM) brand name to OEMs, systems integrators, VARs, retailers
                --
and large corporate users.

     Backup Exec for NetWare.  Backup Exec for NetWare delivers sophisticated
     -----------------------
client/server based data protection for all servers and workstations on certain networks, including, DOS, Windows, OS/2, Apple Macintosh, and UNIX workstations as well as NetWare 3.x and 4.x, LAN Manager, LAN Server and Lotus Notes servers. Backup Exec is the first storage software certified by Novell for its new NetWare 4.x network operating system. Backup Exec is offered in single server, enterprise wide and Windows workstation editions.

     Backup Exec for Windows NT.  Backup Exec for Windows NT is a 32-bit backup
     --------------------------
application created for Microsoft Windows NT which offers a comprehensive data storage solution for Windows NT workstations and servers operating in both local and wide area networks.

STORAGE SYSTEMS
- ---------------

     Conner Storage Systems integrates hardware and software solutions to allow consumers to meet the demanding requirements of the current mixed network environments. The products offered include those manufactured or developed by Conner, as well as integrated systems which include components or products of third parties. Storage Systems products address the entire storage solutions marketplace, including disk, optical, and tape subsystems and storage management software for local area networks and workstation environments. Conner Storage Systems products are marketed and sold to VARs and distributors for resale to large corporate users and financial institutions to manage their network storage and data protection needs.

Storage Systems Products
- ------------------------

     From basic single-user needs to complex network storage requirements, Conner Storage Systems delivers turn-key solutions, coupled with customized service and support. Conner's Storage Systems products address the needs of users ranging from entry-level PCs to enterprise-wide network administrators.

     Conner MS Systems.  Conner MS Systems disk and tape products offer data
     -----------------
storage and protection for networks including OS/2, DOS, Macintosh and Windows, workstations, and LAN Manager and NetWare servers. Conner MS Systems are supported by Conner's Backup Exec software.

GENERAL SALES AND DISTRIBUTION
- ------------------------------

     The Company sells its disk and tape drive and software products principally to OEMs through a direct sales force. The Company focuses its sales efforts on manufacturers of desktop computers and workstations, as well as to manufacturers of portable computers and storage subsystems such as servers and arrays.

     Many of the Company's OEM customers enter into master purchase agreements with the Company. These agreements do not require the OEMs to purchase minimum quantities of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders under the related agreements. Generally, these purchase agreements also allow customers to reschedule delivery dates and cancel purchase orders under certain circumstances without significant penalties.

     Sales of the Company's disk drives to Compaq Computer Corporation ("Compaq") accounted for approximately 13%, 15% and 12% of the Company's net sales in 1993, 1992 and 1991, respectively. Sales to Peripherals Europe GmbH accounted for 12% of the Company's net sales in 1992. No other customer represented more than 10% of net sales for the three years ended December 31, 1993. The Company's sales to any single OEM customer are subject to significant variability from quarter to quarter based on a variety of factors including new product acceptance, price, end user demand, product availability and competitive offerings.

     The Company also sells products to non-OEM purchasers, such as distributors. Such sales represented 29%, 31% and 16% of net sales for the years ended December 31, 1993, 1992 and 1991, respectively. The Company's distributors typically enter into non-exclusive agreements for the distribution of the Company's products. Product deliveries are scheduled upon the Company's receipt of purchase orders. Certain of these agreements provide the distributors with price protection with respect to their inventory of drives and also provide limited rights to return the products. The Company also sells its products through VARs and has recently began to expand its marketing efforts to address different channels that sell computer systems through retailers that sell directly to end users.

     The Company's foreign sales are generally made directly, or through the Company's wholly-owned subsidiaries Peripherals Singapore or Conner Peripherals Europe. Sales to foreign customers may be subject to certain risks, including requirements for the obtaining of export/import licenses, exposure to tariffs and other trade regulations, currency fluctuations and repatriation of profits. The Company's foreign sales represented 54%, 61% and 64% of total net sales for 1993, 1992 and 1991, respectively.

Backlog
- -------

     At December 31, 1993, the Company's backlog of orders was approximately $486 million as compared to a backlog of approximately $241 million (including Archive) at December 31, 1992. Backlog includes only those units for which a customer has specified delivery within six months.

     Demand for the Company's products is cyclical as the industry has recently experienced alternating periods of severe product shortages and significant overcapacity. During periods of product shortages, the Company's backlog has increased significantly and frequently reflects abnormal customer order patterns, including double ordering, as customers seek to insure the availability of products to support future production. During periods of overcapacity, the Company's backlog has declined precipitously as both OEM customers and distributors seek to reduce their inventories of disk drives or reduce their purchase commitments. During the first quarter of 1994, the Company has also experienced a significantly higher backlog due to increased demand for the Company's new disk drive products.

     The Company's backlog may fluctuate due to certain OEM practices of submitting single large purchase orders to be shipped over an extended period of time. Lead times for the release of purchase orders from other customers depend upon the scheduling practices of the customers, and the Company anticipates that the rate of new purchase orders will vary significantly from month to month. In addition, the Company's actual shipments depend on its production capacity and component availability. Moreover, the pricing of the Company's products as delivered often depends on the date of delivery as prices may be adjusted between the time an order is booked into backlog and the time the product is actually shipped.

     Based on its past experience and knowledge of the disk drive industry, the Company anticipates that it will experience significant volatility in the scheduling of present and future orders. For these reasons, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

Competition
- -----------

     The disk drive and tape drive industry is intensely competitive. The principal competitive factors in the industry are price, early product availability, product performance, storage capacity, low cost manufacturing, responsiveness to customers, and increasingly schedule predictability.

     The Company believes that it is currently able to compete on the basis of all of these factors. The Company believes that its reliance on outside vendors-- which is different from certain other companies in the industry that have become more vertically integrated -- has given it a competitive advantage both in establishing strong relationships with vendors and in permitting maximum flexibility in product design. The Company believes that competition in the OEM sector of the disk drive industry has become more intense as major disk drive manufacturers commit greater resources to the timely introduction of new products.

     The Company primarily competes against independent manufacturers of 2.5-inch and 3.5-inch disk drives, including companies such as Maxtor Corporation, Quantum Corporation, Seagate Technology, Inc. and Western Digital Corporation. The Company also competes indirectly with disk drive divisions of larger computer manufacturers such as Digital Equipment Corporation, The Hewlett-Packard Company, IBM and Toshiba. Should other major OEMs develop disk drive manufacturing capabilities, the demand for the Company's products would be reduced. The Company's principal competitors in tape drive products are Hewlett-Packard, Exabyte Corp. and Rexon, Inc.

MANUFACTURING
- -------------

     The Company expects that it will continue to purchase a substantial majority of most components from outside sources. However, from time to time the Company may establish limited internal production of certain components, particularly during periods of supply constraints or when internal production capability may contribute to new product development efforts. For example, the Company is currently manufacturing the majority of its media requirements. The Company's disk drive manufacturing operations consist primarily of final assembly of heads and disks in a class-10 clean area as well as the formatting and testing of the assembly. Printed circuit boards are tested before they are assembled with head/disk assemblies into disk drives. After assembly, each disk drive is operated in a self-diagnostic mode where actual data transfers take place and various parameters in the disk drive are tested and adjusted specifically for that disk drive. The Company's testing procedures may vary depending upon the requirements of particular OEM customers.

     From time-to-time in the past, the Company has experienced production delays due to yield shortfalls and other production difficulties and the Company could experience similar delays in the future. Control and continuous improvement of process yields by both Conner and its suppliers are key determinants of manufacturing output and efficiency, product quality and reliability and overall profitability. Moreover, there can be no assurance that a defect will not escape identification in the factory and require costly recall from customer sites.

     The Company's business conditions require it to establish high-volume manufacturing capability in anticipation of market demand. The Company's ability to establish high-volume, low-cost manufacturing capacity depends in part on its ability to obtain uninterrupted access to advanced technology components in required volumes and at competitive prices. At the present time, certain of these components are available only from single sources, although the Company maintains ongoing programs to qualify additional sources for such components where practicable. In particular, the Company has recently experienced shortages of certain semiconductor and head components, which shortage has adversely affected the Company's sales and ability to satisfy customer demand in recent periods. There can be no assurance that these supply constraints will not recur.

     To reduce its exposure to production delays at times of component shortage, the Company often seeks to qualify alternative components when practicable. However, a prolonged interruption, or a reduction in the supply of one or more key components, could nevertheless occur and would adversely affect the Company's operating results and customer relationships.

     As part of an effort to improve manufacturing costs, the Company continues to shift volume production of its disk drives to Singapore and Malaysia. The Company is currently expanding its Malaysia production facilities and is consolidating its Singapore operations. The Company also began in December 1992 to manufacture in the People's Republic of China through Conner-Shenzhen Peripherals, Ltd., a joint venture with Shenzhen CPC. Through this venture, Conner became the first company to establish disk drive manufacturing in the People's Republic of China. The expansion of production in offshore facilities requires tight inventory and cost controls and employee training. In addition, the transfer of production of a product to a new facility requires qualification of the facility by certain of the Company's major OEM customers. Accordingly, such transfers may have a short-term disruptive effect on the Company's operations. Foreign manufacturing is also subject to certain risks, including changes of governmental policies, transportation delays and interruptions and the imposition of tariffs and import and export controls. There are also risks inherent in being the first company to manufacture disk drives in the People's Republic of China. Furthermore, currency exchange fluctuations could increase the cost of components manufactured abroad.

     A significant portion of Conner's tape drive manufacturing is done by one outside vendor, Matsushita Kotubuki Electronics ("MKE"). Conner also manufactures and/or assembles some of its own tape drive products at its Singapore facility. Conner has consolidated its existing Singapore facilities with those of Archive.

RESEARCH AND DEVELOPMENT
- ------------------------

     The Company participates in an industry that is subject to rapid technological changes, and its ability to remain competitive depends on, among other things, its ability to maintain a leadership position in technology innovation. As a result, the Company has devoted and will continue to devote substantial resources to product development and process engineering efforts.
In 1993, 1992 and 1991 the Company's research and development expenses were $137,465,000, $94,652,000 and $85,007,000, respectively. The Company's research and development expenses have increased substantially in the past year as the Company has expanded prototype production and testing associated with the planned introduction of several new products and technologies.

     The Company's current research and development efforts are principally directed to the development and prototype production of new high performance 3.5-inch and 2.5-inch disk drives. Disk drives currently in development employ more complex designs and a greater number of technologically advanced components than previous disk drive generations. Accordingly, it is possible that it will be more difficult to introduce these disk drives to volume manufacturing than was the case with previous disk drive generations.

     The Company's disk drive research and new product development is conducted primarily at its facilities in San Jose, California and Longmont, Colorado. The Company's process engineering and final product development is conducted principally in San Jose and at its facilities in Singapore.

PATENTS AND LICENSES
- --------------------

     The Company has been granted or has acquired 31 United States patents and has approximately 65 patent applications pending related to disk drive technology. The Company's issued patents include a patent covering the Company's microprocessor and microcode based architecture, and a patent covering the self-testing diagnostic features incorporated in its disk drives. In addition, the Company has been granted a patent covering its brushless motor design and a patent covering certain mechanical design features of its low profile drives, including various design features related to the one-inch high form factor.

     The Company has obtained or applied for a variety of additional patents relating to other aspects of its drives, including certain features used in achieving the low power functionalities of its disk drives which are important for laptop and notebook applications, as well as certain desktop applications. The Company has also acquired or been granted 80 United States patents, and has approximately 25 patent applications pending, as part of the Archive acquisition in December 1992 which relate to tape drive designs or technologies.

     In addition to patent protection, the Company relies on the laws of unfair competition, copyright and trade secrets to protect its proprietary rights. The Company believes that its technological know-how and abilities, protectable on these bodies of law, are equally important to its business as technical innovations subject to patent protection.

     As is typical in the disk drive industry, Conner has from time to time been notified that it may be infringing certain patents and other intellectual property rights of others, and the Company is engaged in several patent infringement lawsuits, both as plaintiff and defendant. Although the Company may offer licenses in connection with these claims, there can be no assurance that such claims will not result in litigation in the future regarding patents, mask works, copyrights, trademarks or trade secrets, or that any licenses or other rights can be obtained on acceptable terms. See "Legal Proceedings."

FACTORS AFFECTING EARNINGS AND STOCK PRICE
- ------------------------------------------

     In the past, the Company's sales and earnings have experienced significant fluctuations due to precipitous changes in industry demand, product cycles and pricing pressures. During 1993, the Company experienced substantial losses as a result of distribution problems in Europe, new product introduction delays and severe competition across all the Company's product lines. Although the Company has successfully introduced a range of new disk drive and tape drive products since then, there can be no assurance that the Company will not again experience these problems in the future. In addition, there can be no assurance that the Company will succeed in ramping production of new products in time to take advantage of customer demand or that the Company will achieve profitable operations in any given period or fiscal quarter.

     Due to the volatility in the Company's business, the Company expects that its stock price will continue to be subject to significant fluctuations. The Company's stock price could decline precipitously due to unsubstantiated rumors or to actual short-term performance that fails to meet analysts' expectations for sales or net income. Investors in the Company's securities must be willing to accept the risk of such fluctuations and stock price volatility.

EMPLOYEES
- ---------

     At December 31, 1993, the Company had 9,097 employees, of whom 817 were in research and development or process development engineering; 395 were in marketing, sales and service; 584 were in general administration; and 7,301 were in operations, with 4,851 in direct labor and the remainder in quality assurance, test and manufacturing engineering, procurement and material management and production management. None of the Company's employees, except those in Italy, are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

Item 2.   PROPERTIES
          ----------

Facilities
- ----------

     The following table sets forth information concerning the principal operating facilities of the Company as of December 31, 1993:


                                                  Square
                                                   Feet
                                                  -------
     Manufacturing:
      United States (7 buildings)...............  410,000
      Asia (4 buildings)........................  830,000
      Europe (3 buildings)......................  142,000

     Administration, Research and Development:
      United States (13 buildings)..............  440,000
      Asia (1 building).........................    1,200

     Sales and Customer Service:
      Sales and customer service offices
       (28 buildings in North America,
       Asia and Europe).........................  148,000

     The Company believes that it may require additional facilities in the United States to address its near term space requirements and expects to be able to lease such facilities on a short term basis, although there is no assurance such short term leases will be available at attractive rates.

Item 3.   LEGAL PROCEEDINGS
          -----------------

     The Company and certain officers and directors are defendants in a securities class action lawsuit which purports to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related shareholders derivative suit. Both complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

     In August 1993, the Company was served with a patent infringement complaint filed by IBM in the United States District Court for the Northern District of California. The complaint alleges that products manufactured by the Company have infringed nine patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that drives produced by IBM do not infringe five patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counter claiming that IBM disk drives infringe six patents owned by Conner, including the five contained in the IBM complaint. The Company believes that it has meritorious defenses against these allegations, that it has valid claims against IBM and will defend this action vigorously. However, the Company is unable to predict the outcome of the litigation or ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business and expects that this litigation will require the Company to incur significant costs and uncertainty, including substantial legal expenses. Although the Company has engaged in continuous discussions with IBM toward an appropriate cross-licensing arrangement, no assurance can be given as to the outcome of the litigation or settlement negotiations.

     In February 1992, the Company filed a patent infringement lawsuit against Western Digital Corporation ("Western Digital") alleging the infringement of five of the Company's patents by Western Digital. The suit is currently pending in the Northern District of California. Shortly after the commencement of this action, Western Digital filed a claim in the Central District of California alleging infringement of one patent by the Company. Subsequently, Western Digital amended its claim to assert infringement by the Company of two additional disk drive patents. The Western Digital complaint has been transferred to the Northern District of California. Although the Company believes it has valid claims against Western Digital and meritorious defenses to the claims asserted by Western Digital, there can be no assurance as to the outcome of this litigation or that the Company will prevail in its claims and defenses.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
          ---------------------------------------------------------------------

     Information regarding the market for the Registrant's common equity and related stockholder matters is set forth under the heading "Consolidated Statements of Stockholders' Equity" on page 18 and under the heading "Market Price of Common Stock" on the inside back cover of the Annual Report, which sections are incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

     Information regarding selected financial information is set forth under the headings "Consolidated Statement of Operations Data," "Consolidated Balance Sheet Data," and "Summary Quarterly Data" on page 8 of the Annual Report, which sections are incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     Information regarding management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9-14 of the Annual Report, which section is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     Consolidated Financial Statements of the Company at January 1, 1994 and January 2, 1993, and for each of the three fiscal years in the period ended January 1, 1994 and the report of independent accountants therein, as well as the Company's unaudited quarterly financial information for the two-year period ended January 1, 1994 is set forth on pages 15 through 29 and on page 8 of the Annual Report, which sections are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Company has filed a definitive proxy statement pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders to be held April 19, 1994 (the "Proxy Statement") with the Securities and Exchange Commission and certain information included therein is incorporated herein by reference.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by this Item is incorporated by reference to the information under the caption "PROPOSAL NO. 1-- ELECTION OF DIRECTORS" in the Proxy Statement. The information concerning executive officers of the Company is incorporated by reference to the information under the caption "Proposal No. 1--ELECTION OF DIRECTORS" and under the caption "OTHER INFORMATION--Executive Officers" in the Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this Item is incorporated by reference to the information under the captions "EXECUTIVE OFFICER COMPENSATION--Summary Compensation Table," "--Option Grants in Last Fiscal Year", and "--Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" in the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this Item is incorporated by reference to the information under the caption "OTHER INFORMATION-- Share Ownership by Principal Stockholders and Management" in the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this Item is incorporated by reference to the information under the captions "CERTAIN TRANSACTIONS" and "EXECUTIVE COMPENSATION--Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) The financial statements listed in the following index to consolidated financial statements are filed as part of this Annual Report on Form 10-K.

                                                         Page in
     1.  Financial Statements                          Annual Report
                                                       -------------

         Consolidated Balance Sheets at December 31, 1993    15
         and December 31, 1992

         Consolidated Statements of Operations for the       16
         three years ended December 31, 1993

         Consolidated Statements of Cash Flows for the       17
         three years ended December 31, 1993

         Consolidated Statement of Stockholders' Equity      18
         for the three years ended December 31, 1993

         Notes to Consolidated Financial Statements          19

         Report of Independent Accountants                   29

     2.  Financial Statement Schedules

            Schedule   Description                          Page
           ----------  -----------------------------------  ----
                I      Marketable Securities - Other        S-1
                       Investments

             VIII      Valuation and Qualifying Accounts    S-2

                       Report of Independent Accountants    S-3

         Schedules not listed above have been omitted because they are either inapplicable or the required information has been provided in the financial statements or notes thereto.

     3.  Exhibits

         Refer to (c) below.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed on behalf of Registrant during the quarter ended January 1, 1994.


(c)  Exhibits


           Exhibit
           Number      Description
         ------------  -----------
            2.1(6)       Agreement and Plan of Merger between Conner
                         Peripherals, Inc., a Delaware corporation, and
                         Conner Peripherals, Inc., a California corporation,
                         dated July 13, 1992.

            2.2(7)       Agreement and Plan of Merger between Archive
                         Corporation, Conner Acquisition Corp. and Conner
                         Peripherals, Inc. dated November 18, 1992, as amended.

            3.1(6) Certificate of Incorporation of Registrant, as amended to date.

            3.2(6)       Bylaws of Registrant as amended to date.

            4.1(3)       Form of Indenture relating to the Registrant's
                         6-3/4% Convertible Sub-ordinated Debentures due 2001.

            4.2(4)       Form of Indenture relating to the Registrant's
                         6-1/2% Convertible Sub-ordinated Debentures due 2002.

            10.1(2)  *   Registrant's Profit Sharing Plan, as amended to
                         date.

            10.2(9)  *   Registrant's 1986 Incentive Stock Plan, together
                         with forms of agreements thereunder, as amended.

            10.3(5)  *   Registrant's 1992 Restricted Stock Plan.

            10.4(6)  *   Form of Officer and Director Amended and Restated
                         Indemnification Agreement.

            10.6     *   Registrant's Employee Stock Purchase Plan, as
                         amended.

            10.7(1)      Lease Agreement dated August 19, 1988 between
                         Registrant and Corporate Plaza, Phase I, a
                         California general partnership, for certain land and improvements commonly known as Corporate Plaza, located in San Jose, California.

            10.8(1)      Lease Agreement dated June 16, 1988 between Conner
                         Peripherals, Singapore, Ltd. and



           Exhibit
           Number      Description
         ------------  -----------

                         Newton Investment Ltd. for the sixth story of 151
                         Lorong Chuan, Singapore.

            10.9(1)      Lease Agreement dated December 8, 1988 between
                         Conner Peripherals Singapore, Ltd. for the fifth story of 151 Lorong Chuan, Singapore.

            10.10(4) Amendment to Lease Agreements dated June 16, 1988 and December 8, 1988 between Conner Peripherals,
                         Singapore, Ltd. and Newton Investment Ltd. for the sixth and fifth stories, respectively, of 151 Lorong
                         Chuan, Singapore, dated October 23, 1991.  See
                         Exhibits 10.8 and 10.9 listed above.

            10.11        Sixth Amendment dated December 22, 1993 (the "Sixth
                         Amendment") to Note Purchase Agreement among
                         Registrant and Principal Mutual Life Insurance
                         Company, Northwestern National Life Insurance
                         Company, Northern Life Insurance Company, The North
                         Atlantic Life Insurance Company of America and
                         Ministers Life - a Mutual Life Insurance Company dated June 1, 1989 (the "Note Purchase Agreement").
                         Exhibit A to the Sixth Amendment is a copy of the Amended and Restated Note Purchase Agreement which includes all amendments and agreements entered into to date with respect to the Note Purchase Agreement.

            10.12        Fifth Amendment dated December 22, 1993 (the "Fifth
                         Amendment") to the Note Agreement dated as of March
                         29, 1991 (the "Note Agreement") among the Registrant and the Purchasers listed in such agreement relating to the Registrant's Series A and Series B Senior
                         Notes. Exhibit A to the Fifth Amendment is a copy of the Amended and Restated Note Agreement which includes all amendments and agreements entered into to date with respect to the Note Agreement.

            10.13(6) Lease Agreement to supersede the Lease Agreement that is dated August 1, 1989, on August 1, 1992 for
                         Building 1 at 2400 Trade Centre Drive, Longmont, CO.




           Exhibit
           Number      Description
         ------------  -----------

            10.14(6)     Stock Purchase Agreement between Compaq Computer
                         Corporation and the Registrant, dated July 28, 1992.

            10.15(8)  *  Stock Option and Restricted Stock Purchase Plan -
                         1981 and form of option agreement with respect thereto.

            10.16(8)  *  Incentive Stock Option Plan - 1981 and form of option agreement with respect thereto.

            10.17(9)     Lease Agreement dated March 21, 1992 between Newton
                         Investment LTD and Conner Peripherals PTE LTD for the third story of 151 Lorong Chuan, Singapore.

            10.18        Sublease Agreement between the Registrant and
                         General Signal Corporation for the property located at 195 South Milpitas Boulevard, Milpitas,
                         California, dated February 20, 1993.

            10.19        Credit Agreement dated December 23, 1993 among the
                         Registrant and Bank of America National Trust and
                         Savings Association, as Agent, and the other financial institutions which are parties thereto.

            11.1 Statement regarding computation of Registrant's earnings per share.

            13           1993 Annual Report to Stockholders.

            21.1         Subsidiaries of Registrant.

            23.1         Consent of Independent Public Accountants.

            24.1         Power of Attorney (see pages 22 and 23).

______________________

(1) Incorporated by reference to exhibit filed with Registration Statement No. 33-26831.

(2) Incorporated by reference to exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.

(3) Incorporated by reference to exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.

(4) Incorporated by reference to exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.

(5) Incorporated by reference to exhibit filed with Registrant's Registration Statement No. 33-46886.

(6) Incorporated by reference to exhibit filed with Registrant's Form 8-B filed with the Securities and Exchange Commission on September 9, 1992.

(7) Incorporated by reference to exhibit filed with the Tender Offer Statement on Schedule 14D-1, as amended, of Conner Acquisition Corporation and Conner Peripherals, Inc., filed with the Securities and Exchange Commission on November 24, 1992.

(8) Incorporated by reference to exhibit filed with Registrant's Registration Statement No. 33-56878.

(9) Incorporated by reference to exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.
___________________________

*    Denotes a management contract or compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of March, 1994.



CONNER PERIPHERALS, INC.



By:    /s/ P. Jackson Bell
    -----------------------------------------
    P. Jackson Bell, Executive Vice President
     and Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Mitchell and Finis F. Conner and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Finis F. Conner
 -------------------------    Chairman of the Board         March 30, 1994
 (Finis F. Conner)            of Directors and Chief
                              Executive Officer
                              (Principal Executive
                              Officer)


  /s/ David T. Mitchell
 -------------------------    President, Chief              March 30, 1994
 (David T. Mitchell)          Operating Officer and
                              Director

  /s/ William J. Schroeder
 -------------------------    Vice Chairman and             March 30, 1994
 (William J. Schroeder)       Director


                              Director                      March __, 1994
- -------------------------
 (John P. Squires)


  /s/ P. Jackson Bell
- -------------------------     Executive Vice President      March 30, 1994
 (P. Jackson Bell)            and Chief Financial Officer
                              (Principal Financial and
                              and Accounting Officer)


 /s/ William S. Anderson      Director                      March 30, 1994
- -------------------------
(William S. Anderson)


  /s/ Mark Rossi              Director                      March 30, 1994
- -------------------------
 (Mark Rossi)


/s/ Linda Wertheimer Hart     Director                      March 30, 1994
- -------------------------
(Linda Wertheimer Hart)


  /s/ L. Paul Bremer          Director                      March 30, 1994
- -------------------------
(L. Paul Bremer)


  /s/ Roger S. Penske         Director                      March 30, 1994
- -------------------------
(Roger S. Penske)

                            CONNER PERIPHERALS, INC.

                        1993 Annual Report on Form 10-K



                     Index to Financial Statement Schedules


 Schedule   Description                  Page
- ----------  ---------------------------  ----
    I       Marketable Securities-Other  S-1
            Investments

 VIII       Valuation and Qualifying     S-2
            Accounts

            Report of Independent        S-3
            Accountants


                            CONNER PERIPHERALS, INC.
                            ------------------------

              SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS

                                                                                                Amount At
                                       Number Of                                              Which Carried
                                       Shares Or                               Market          In Balance
Description                         Principal Amount          Cost             Value              Sheet
- -----------                         ----------------          ----             -----              -----
U.S. Government and Agencies          $ 20,000,000        $ 19,936,000      $ 19,967,000       $ 19,969,000

U.S. Certificates of Deposit            25,000,000          25,000,000        25,000,000         25,000,000

European Certificates of Deposit        16,000,000          16,004,000        16,004,000         16,004,000

European Bonds                          41,285,000          42,969,000        42,606,000         42,643,000

Money Market Funds                     103,206,000         103,033,000       103,206,000        103,206,000

Commercial Paper                        25,000,000          24,713,000        24,829,000         24,829,000

Corporate Notes, Bonds
   and Medium Term Notes               107,000,000          98,519,000       107,251,000        107,278,000

Taxable Municipal Bonds                 14,500,000          14,500,000        14,520,000         14,500,000

Tax Exempt Municipal Bonds              12,000,000          12,000,000        12,000,000         12,000,000

Taxable Floating Preferred
   Stock                                16,000,000          16,000,000        16,000,000         16,000,000

Tax Exempt Floating Preferred
   Stock                                76,850,000          76,817,000        76,821,000         76,821,000
                                                                                               ------------
                                                                                               $458,250,000
                                                                                               ============

                            CONNER PERIPHERALS, INC.
                            ------------------------

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at     Charged     Charged to                   Balance
                                        Beginning     to Costs       Other                      at End
          Classification                of Period   and Expenses  Accounts/1/   Deductions     of Period
          --------------                ---------   ------------  -----------   ----------     ---------


1991:
  Allowance for accounts receivable    $ 6,694,000   $ 3,360,000   $       --    $ --           $10,054,000

1992:
  Allowance for accounts receivable    $10,054,000   $19,339,000   $4,299,000    $ --           $33,692,000

1993:
  Allowance for accounts receivable    $33,692,000   $ 9,749,000   $       --    $(4,011,000)   $39,430,000

- -----------------------------
/1/ Charged to Other Accounts in 1992 includes reserves relating to Archive
    Corporation.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------


To the Board of Directors
of Conner Peripherals, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 20, 1994 appearing on page 29 of the 1993 Annual Report to Stockholders of Conner Peripherals, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE

Price Waterhouse
San Jose, California
January 20, 1994

                          CONNER PERIPHERALS, INC.

                       1993 Annual Report on Form 10-K


                              Index to Exhibits




Number    Description
- ------    -----------


  10.6     Registrant's Employee Stock Purchase Plan, as amended.

  10.11    Sixth Amendment dated December 22, 1993 (the "Sixth
           Amendment") to Note Purchase Agreement among Regis-trant and Principal Mutual Life Insurance Company,
           Northwestern National Life Insurance Company, Northern
           Life Insurance Company, The North Atlantic Life
           Insurance Company of America and Ministers Life - a
           Mutual Life Insurance Company dated June 1, 1989 (the
           "Note Purchase Agreement").  Exhibit A to the Sixth
           Amendment is a copy of the Amended and Restated Note
           Purchase Agreement which includes all amendments and agreements entered into to date with respect to the Note Purchase Agreement.

  10.12    Fifth Amendment dated December 22, 1993 (the "Fifth
           Amendment") to the Note Agreement dated as of March 29, 1991 (the "Note Agreement") among the
           Registrant and the Purchasers listed in such agreement relating to the Registrant's Series A and Series B
           Senior Notes. Exhibit A to the Fifth Amendment is a copy of the Amended and Restated Note Agreement which includes all amendments and agreements entered into to date with respect to the Note Agreement.

  10.18    Sublease Agreement between the Registrant and General
           Signal Corporation for the property located at 195
           South Milpitas Boulevard, Milpitas, California, dated
           February 20, 1993.

  10.19    Credit Agreement dated December 23, 1993 among the
           Registrant Bank of America National Trust and Savings
           Association, as Agent, and the other financial institutions which are parties thereto.

  11.1 Statement regarding computation of Registrant's earnings per share.

  13.1     1993 Annual Report to Stockholders.

  21.1     Subsidiaries of Registrant.

  23.1     Consent of Independent Accountants.
