Form 10-Q
period 1994-03-31
CONNER PERIPHERALS INC
filed 1994-05-16
CIK 792397

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1994

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ___________ to __________

Commission file number 1-10639


                           CONNER PERIPHERALS, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                94-2968210
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


                 3081 ZANKER ROAD, SAN JOSE, CALIFORNIA  95134
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code: (408)456-4500

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of April 29, 1994 was 51,382,218.

                           CONNER PERIPHERALS, INC.

                                   FORM 10-Q

                                     INDEX

                                                               PAGE
                                                               ----
Cover Page                                                       1


Index                                                            2


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets,
         March 31, 1994 and December 31, 1993                    3

         Condensed Consolidated Statements of Operations
         for the Three Months Ended
         March 31, 1994 and 1993                                 4

         Condensed Consolidated Statements of Cash
         Flows for the Three Months Ended
         March 31, 1994 and 1993                                 5

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                      16

Item 6.  Exhibits and Reports on Form 8-K                       16

Signatures                                                      17

                         PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CONNER PERIPHERALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                     ASSETS
                                     ------

                                       March 31,   December 31,
                                          1994         1993
                                       ----------  ------------
Current assets
   Cash and short-term investments     $  411,235    $  517,547
   Accounts receivable, net               357,274       333,416
   Inventory                              203,437       173,860
   Deferred income taxes                   54,944        54,944
   Vendor receivables and other           142,147        87,348
                                       ----------    ----------
       Total current assets             1,169,037     1,167,115

Property, plant and equipment, net        237,105       231,337
Goodwill and other intangibles, net        57,800        42,944
Other                                      22,013        22,655
                                       ----------    ----------
                                       $1,485,955    $1,464,051
                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued
     expenses                          $  470,947   $  446,781
   Current portion of long-term debt       42,972       43,112
                                       ----------   ----------
       Total current liabilities          513,919      489,893

Long-term debt, less current portion      629,517      660,606
Deferred income taxes and other           105,054      102,171

Minority interest                           1,220        2,530

Stockholders' equity:
   Preferred stock, $0.001 par value;          --           --
     20,000,000 shares authorized,
     none outstanding
   Common stock and paid-in-capital,      246,044      242,454
     $0.001 par value; 100,000,000
     shares authorized, 50,828,552
     and 50,565,083 shares issued
       and outstanding
   Accumulated deficit                     (9,799)     (33,603)
                                       ----------   ----------
       Total stockholders' equity         236,245      208,851
                                       ----------   ----------
                                       $1,485,955   $1,464,051
                                       ==========   ==========

                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                        Three months ended
                                             March 31,
                                        ------------------
                                          1994      1993
                                        --------  --------
Net sales                               $563,958   $558,290
Cost of sales                            436,143    467,770
                                        --------   --------
Gross profit                             127,815     90,520
                                        --------   --------
Operating expenses:
  Selling, general and
    administrative                        48,216     50,315
  Research and development                30,944     34,020
  Amortization of goodwill and
    other intangibles                      3,772      6,369
  Unusual items                               --     28,383
                                        --------   --------
  Total operating expenses                82,932    119,087
                                        --------   --------
Income/(loss) from operations             44,883    (28,567)

Interest expense                         (12,651)   (12,809)
Other income/(expense), net                4,389      9,170
                                        --------   --------
Income/(loss) before income taxes         36,621    (32,206)
Benefit/(provision) for income taxes     (12,817)     9,662
                                        --------   --------
Net income/(loss)                       $ 23,804   $(22,544)
                                        ========   ========
Net income/(loss) per share:

  Primary                               $   0.46   $  (0.46)
                                        ========   ========

  Fully diluted                         $   0.40   $  (0.46)
                                        ========   ========

Weighted average shares:

  Primary                                 52,019     48,554
                                        ========    =======

  Fully diluted                           74,331     48,554
                                        ========    =======


                             See accompanying notes

                           CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                 Three months ended
                                                      March 31,
                                               ---------------------
                                                  1994        1993
                                               ---------   ---------
Cash flows from operating activities:
  Net income/(loss)                            $  23,804   $ (22,544)
Adjustments to reconcile net
  income/(loss) to net cash used in
  operating activities:
  Depreciation and amortization                   18,133      27,713
  Non-cash unusual items                              --      28,383
  Minority interest and other                      2,048       1,193
Changes in assets and liabilities:
  Accounts receivable, net                       (23,858)     61,777
  Inventory                                      (29,577)    (74,616)
  Accounts payable and accrued expenses           24,166     (14,660)
  Vendor receivables and other                   (60,513)    (18,772)
                                               ---------   ---------
     Cash used in operating activities           (45,797)    (11,526)
                                               ---------   ---------
Cash flows from investing activities:
  Capital expenditures                           (24,376)    (25,080)
  Purchases of short-term investments           (126,521)   (725,194)
  Sale and maturities of
    short-term investments                       185,870     782,256
  Merger with Quest Development Corp.             (8,500)         --
  Acquisition of technology rights                    --      (2,078)
                                               ---------   ---------
     Cash provided by investing
       activities                                 26,473      29,904
                                               ---------   ---------
Cash flows from financing activities:
  Repayments of long-term debt                   (31,229)    (17,342)
  Issuance of common stock                         3,590      13,042
                                               ---------   ---------
     Cash used in financing activities           (27,639)     (4,300)
                                               ---------   ---------
Net increase/(decrease) in
  cash and cash equivalents                      (46,963)     14,078
Cash and cash equivalents at beginning of
  the period                                     197,499     258,985
                                               ---------   ---------
Cash and cash equivalents at end of
  the period                                     150,536     273,063
Short-term investments                           260,699     298,480
                                               ---------   ---------
Total cash and short-term investments          $ 411,235   $ 571,543
                                               =========   =========

                                  (continued)

                            See accompanying notes

                           CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                  (continued)

                                        Three months ended
                                             March 31,
                                        ------------------
                                          1994      1993
                                        --------  --------
Supplemental disclosure of cash flow
  information:

   Cash paid during the period for:
     Interest                            $24,471   $24,244
     Income taxes                             --   $ 2,559




                            See accompanying notes

                            CONNER PERIPHERALS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 1994 and 1993, have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements, and notes thereto, for the year ended December 31, 1993, included in the Company's 1993 annual report on Form 10-K.


Note 2 - Cash Equivalents and Short-Term Investments
- ----------------------------------------------------

Effective at the beginning of 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires investment securities to be classified as either held to maturity, trading or available for sale. Securities that the Company has both the positive intent and ability to hold to maturity are classified as Investment Securities Held to Maturity and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts, which approximates market value. As of March 31, 1994, the Company had cash equivalents and short-term investments of $313,650,000 all of which had been classified as Investment Securities Held to Maturity. The adoption of FAS 115 did not have a material impact on the Company's financial condition or results of operations.


NOTE 3 - Inventories
- --------------------

Inventories consisted of the following components:


                             March 31,  December 31,
                               1994        1993
                             ---------  ------------
                                 (In Thousands)

     Purchased components     $ 99,817   $ 81,620
     Work-in-process            53,752     37,939
     Finished goods             49,868     54,301
                              --------   --------
                              $203,437   $173,860
                              =========  ========

NOTE 4 - Other Income/Expense, Net
- ----------------------------------

Other income/(expense), net consists of the following components:

                                            Three months ended
                                                 March 31,
                                            ------------------
                                              1994      1993
                                            --------   -------
                                              (In Thousands)
       Interest income                      $ 4,273    $5,391
       Minority interest                      2,548      (736)
       Royalty income                            --     1,329
       Other                                 (2,635)    3,186
                                            -------    ------
                                            $ 4,389    $9,170
                                            =======    ======

NOTE 5 - Income/(Loss) Per Share
- --------------------------------

Net income/(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's subordinated debentures during each period in which they were issued and outstanding and dilutive.

NOTE 6 - Merger Of Subsidiary With Quest Development Corp.
- ----------------------------------------------------------

In January 1994, the Company merged the operations of its wholly-owned subsidiary, Arcada Software, Inc. ("Arcada") with those of Quest Development Corp. Upon completion of the merger, the Company holds a 79% interest in Arcada for which the Company contributed cash, technology, employees and certain on-going support. Arcada was formed to develop, produce and market software products for data storage management. The effect of the merger was not material to the Company's financial condition or results of operations.

NOTE 7 - Investment in Joint Venture
- ------------------------------------

In January 1994, the Company increased its ownership interest from 60% to 90% in its joint venture with Shenzhen CPC, a subsidiary of China Electronics Corporation. The joint venture, located in Shenzhen, People's Republic of China, manufactures disk drives. The effect of the additional investment in the joint venture was not material to the Company's financial condition or results of operations.

NOTE 8 - Litigation
- -------------------

The Company and certain officers and directors are defendants in several securities class action lawsuits which purport to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related shareholders derivative suit. The complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

In August 1993, the Company was served with a patent infringement complaint filed by IBM in the United States District Court for the Northern District of California. The complaint alleges that products manufactured by the Company infringe nine patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that drives produced by IBM do not infringe five patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counter claiming that IBM disk drives infringe six patents owned by Conner, including the five contained in the IBM complaint. The Company believes that it has meritorious defenses against these allegations, that it had valid claims against IBM and will defend this action vigorously. However, the Company is unable to predict the outcome of the litigation or ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business and expects that this litigation will require the Company to incur significant costs, including substantial legal expenses. Although the Company has engaged in continuous discussions with IBM toward an appropriate cross-licensing arrangement, no assurance can be given as to the outcome of the litigation or settlement negotiations.

In February 1992, the Company filed a patent infringement lawsuit against Western Digital Corporation ("Western Digital") alleging the infringement of five of the Company's patents by Western Digital. The suit is currently pending in the Northern District of California. Shortly after the commencement of this action, Western Digital filed a claim in the Central District of California alleging infringement of one patent by the Company. Subsequently, Western Digital amended its claim to assert infringement by the Company of two additional disk drive patents. The Western Digital complaint has been transferred to the Northern District of California. The Company believes it has valid claims against Western Digital and meritorious defenses to the claims asserted by Western Digital.

NOTE 8 - Reclassifications
- --------------------------

Certain prior year balances have been reclassified to conform with the 1994 presentations.

Item 2.   Management's Discussion and Analysis of Financial     Condition and
          Results of Operations


RESULTS OF OPERATIONS
- ---------------------

The following table sets forth certain income statement data for the quarters ended March 31, 1994 and 1993 and December 31, 1993, as a percentage of net sales in these periods. This data has been derived from the unaudited consolidated financial statements.


                                      Three months ended
                                 -----------------------------
                                   March 31,     December 31,
                                  1994    1993       1993
                                 ------  ------  ------------

Net sales                        100.0%  100.0%         100.0%

Cost of sales                     77.3    83.8           84.7

     Gross profit                 22.7    16.2           15.3

Selling, general and
  administrative                   8.5     9.0            7.0

Research & development             5.5     6.1            5.0

Amortization of goodwill
  and other intangibles            0.7     1.1            0.6

Unusual items                       --     5.1             --

Income/(loss) from operations      8.0    (5.1)           2.7

     Net income/(loss)             4.2    (4.0)           1.5

NET SALES
- ---------

Net sales for the first quarter of 1994 were $564 million, an increase of 1% from the first quarter of 1993 and a decrease of 2% from the fourth quarter of 1993. The slight increase in net sales over the first quarter of 1993 resulted primarily from higher shipment volumes of tape drives, particularly DAT products, and higher software revenue due in part to the merger of Quest Development Corporation ("Quest"), into Arcada Software, a controlled subsidiary of the Company. Unit shipment volumes of disk drives were flat as compared to the first quarter of 1993 while revenues were slightly lower due to lower average unit selling prices.

Net sales for the first quarter of 1994 decreased by 2% from the fourth quarter of 1993. This decrease resulted from lower unit shipment volumes of disk drives despite strong demand for the Company's newer disk products. Lower shipment volumes resulted from a shortage of certain disk drive components during the first half of the quarter which negatively impacted shipments of disk drives early in the quarter. This problem was resolved during the second half of the quarter.

Sales to Compaq Computer ("Compaq") represented approximately 13% of net sales during the quarter compared to 17% for the same quarter a year ago and 10% for the fourth quarter of 1993. No other customer represented more than 10% of net sales during these periods. Compaq was the top customer for both disk and tape products. Distributor sales represented approximately 23% of net sales during the quarter compared to 29% for the same quarter a year ago and 27% for the fourth quarter of 1993. International sales were 47% of net sales compared to 53% for the same quarter a year ago and 54% for the fourth quarter of 1993. The decline in international and distributor sales as a percentage of net sales is due to a higher percentage of disk and tape drive shipments to domestic OEM customers.

The demand for the Company's disk drives depends principally on demand for high performance microcomputers manufactured by its customers. A slowdown in demand for such computers may have an exaggerated effect on the demand for the Company's products in any given period.

As is common in the microcomputer industry, the Company's shipment patterns during a quarter are frequently characterized by a significantly higher volume of shipments in the third month of the quarter than that experienced in the first two months of the quarter. The Company believes that this pattern may continue in future quarters. This pattern often causes quarterly results to be difficult to predict. In addition, order lead-times have been reduced by many of the Company's customers which has negatively impacted the visibility of future orders, and accordingly, the predictability of financial results.

During the first quarter of 1994, demand for certain of the Company's disk drives exceeded the Company's product availability. As such, these products were available to customers on an allocation basis. This trend appears to be continuing into the second quarter of 1994 but there can be no assurance that this trend will continue into future periods.

GROSS PROFIT
- ------------

The Company's gross profit as a percentage of net sales for the first quarter of 1994 was 22.7% compared to 16.2% for the same quarter of 1993 and 15.3% for the fourth quarter of 1993. The higher gross profit percentage compared to the first and fourth quarters of 1993 was primarily due to lower average unit costs and an increase in unit shipment volumes of the Company's newer products, in particular, the Company's Filepro 210 and 420 megabyte disk drives. The decrease in average unit costs far exceeded decreases in average unit selling prices which returned to historical levels of 6% to 7% per quarter. This reversed the trend of severe price erosion experienced in 1993. An increase in shipments of tape and software products, which generally carry higher gross margins than disk drives, also contributed to the higher gross margin percentage. Additionally, gross margin in the first quarter of 1993 included an $8 million unusual charge resulting from the Company's actions to accelerate the end-of-life of certain older disk products.

The disk drive industry has been characterized by ongoing price erosion and the attendant pressure on gross margins. Although the severe price erosion experienced in 1993 appears to have eased, there can be no assurance that this trend will continue and that severe price competition will not recur. In addition, competition in the tape drive industry has become particularly aggressive, most notably in the DC2000 minicartidge product-line, placing more pressure on pricing and gross margins on tape products.

The Company anticipates the introduction of numerous new products during 1994. The failure of the Company to successfully launch or achieve required production volumes at anticipated costs for one or more of these new products could have a material adverse effect on the Company's revenues and profitability. New products generally have lower initial manufacturing yields and higher component costs than more mature products which may place additional pressure on gross margins.

SELLING, GENERAL AND ADMINISTRATIVE
- -----------------------------------

The Company's selling, general and administrative expenses ("SG&A") for the quarter was $48.2 million, or 8.5% of sales, compared to $50.3 million or 9.0% of sales for the same quarter in 1993 and $40.4 million, or 7.0% of sales for the fourth quarter of 1993. The decrease in SG&A expense in the first quarter of 1994 as compared to the same quarter in 1993 is primarily due to lower employee headcount resulting from restructuring actions taken during 1993. This decrease was offset to some extent by higher SG&A expenses resulting from profit sharing and to a lesser extent the merger of Quest, which has been consolidated in the Company's results of operations. The increase in SG&A in the first quarter of 1994 as compared to the fourth quarter of 1993 is also substantially due to the merger of Quest and profit sharing.

The percentage of SG&A expenses to net sales may vary from quarter-to-quarter because expenditures, and the benefits derived therefrom, often occur in different periods.

RESEARCH AND DEVELOPMENT
- ------------------------

The Company's spending in research and development ("R&D") for the quarter was $30.9 million, or 5.5% of sales compared to $34.0 million, or 6.1% of sales for the same quarter in 1993 and $28.8 million, or 5.0% of sales for the fourth quarter of 1993. The decrease in R&D spending as compared to the first quarter of 1993 is primarily due to restructuring actions taken during 1993 and the implementation of a more efficient product launch process. This decrease was offset to some extent by higher R&D expenses resulting from the merger of Quest. The increase in R&D spending as compared to the fourth quarter of 1993 is primarily due to the merger of Quest and an increase in tape product development.

Due to the timing involved with new R&D programs and the release of new products to production, the level of R&D may vary from quarter to quarter in both absolute dollars and as a percentage of sales. The Company's continued spending in this area reflects management's belief that substantial investment in R&D is necessary to maintain a competitive product offering.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
- ----------------------------------------------

The Company's amortization of goodwill and other intangibles was $3.8 million in the first quarter of 1994 compared to $6.4 million in the same quarter in 1993 and $3.2 million in the fourth quarter of 1993. This amortization decreased as compared to the first quarter of 1993 as a result of the write-off of goodwill and certain intangibles associated with the acquisition or Archive Corporation during the third quarter of 1993. As compared to the fourth quarter of 1994, amortization of goodwill and other intangibles increased due to goodwill and intangible assets acquired from Quest and an increase in ownership interest in the Company's joint venture in China.

UNUSUAL ITEMS
- -------------

No material unusual items were recorded in the first quarter of 1994.  In the
first quarter of 1993, the Company recorded   charges of $36.4 million of which
$8 million was included in cost of sales and $28.4 million was recorded as unusual items. These charges reflected the cost of the Company's actions to accelerate the phase-out of certain older disk drive products, consolidate headcount and facilities and to further integrate the tape drive operations.

INTEREST EXPENSE, OTHER INCOME/(EXPENSE) AND INCOME TAXES
- ---------------------------------------------------------

Interest expense was $12.6 million for the first quarter of 1994 as compared to $12.8 million for the first quarter of 1993 and $12.5 million for the fourth quarter of 1993. Interest expense has remained relatively flat quarter to quarter as the Company's average outstanding debt balances have remained stable.

Other income/(expense) was a net gain of $4.4 million in the first quarter of 1994 compared to net gains of $9.2 million in the first quarter of 1993 and $5.5 million in the fourth quarter of 1993. The decrease in the net gain in the quarter as compared to the same quarter a year ago is due to lower interest income in the current quarter and certain non-recurring patent licensing fees and royalties received in the first quarter of 1993. The decrease in the net gain in the first quarter of 1994 as compared to the fourth quarter of 1993 is due to tape related royalties received in the fourth quarter.

INCOME TAXES
- ------------

The Company's effective tax rate for the first quarter of 1994 was 35.0%. This tax rate is higher than the tax rate used in previous profitable periods primarily as a result of a change in the projected mix of income between the various taxable jurisdictions in which the Company has operations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1994, the principal sources of liquidity consisted of cash and short-term investments of $411 million and a combined $100 million revolving credit facility with several financial institutions which is subject to the continued maintenance of certain financial covenants. The Company has no borrowings outstanding under this credit facility as of March 31, 1994. As of this date, the Company had outstanding letters of credit of approximately $45 million.

Cash and short-term investments of $411 million decreased by $106 million from December 31, 1993. This decrease is primarily due to long-term debt repayments, higher inventory balances and vendor receivables for components and lower accounts receivable collections which resulted from lower shipments in the first half of the quarter.

Capital expenditures for the quarter amounted to $24 million primarily related to the expansion of the Company's disk media manufacturing operation and manufacturing equipment for the Company's operations in the Far East. The Company plans to spend approximately $50 million on capital items during the remainder of 1994.

The Company believes that current capital resources and cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements for the foreseeable future.

LITIGATION
- ----------

The Company and certain officers and directors are defendants in several securities class action lawsuits which purport to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related shareholders derivative suit. The complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

In August 1993, the Company was served with a patent infringement complaint filed by IBM in the United States District Court for the Northern District of California. The complaint alleges that products manufactured by the Company infringe nine patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that drives produced by IBM do not infringe five patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counter claiming that IBM disk drives infringe six patents owned by Conner, including the five contained in the IBM complaint. The Company believes that it has meritorious defenses against these allegations, that it had valid claims against IBM and will defend this action vigorously. However, the Company is unable to predict the outcome of the litigation or ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business and expects that this litigation will require the Company to incur significant costs, including substantial legal expenses. Although the Company has engaged in continuous discussions with IBM toward an appropriate cross-licensing arrangement, no assurance can be given as to the outcome of the litigation or settlement negotiations.

In February 1992, the Company filed a patent infringement lawsuit against Western Digital Corporation ("Western Digital") alleging the infringement of five of the Company's patents by Western Digital. The suit is currently pending in the Northern District of California. Shortly after the commencement of this action, Western Digital filed a claim in the Central District of California alleging infringement of one patent by the Company. Subsequently, Western Digital amended its claim to assert infringement by the Company of two additional disk drive patents. The Western Digital complaint has been transferred to the Northern District of California. The Company believes it has valid claims against Western Digital and meritorious defenses to the claims asserted by Western Digital.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 8 of notes to condensed consolidated financial statements.



Item 6.  Exhibits and Reports on Form 8-K


     A)  EXHIBITS

         11.0  Statement of Computation of Earnings/(Loss) Per
               Share


     B)  REPORTS ON FORM 8-K

         No reports on form 8-K were filed during the quarter ended March 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONNER PERIPHERALS, INC.
                                       (Registrant)



Date:  May 16, 1994         /s/ P. JACKSON BELL
       ------------         --------------------------
                            P. Jackson Bell,
                            Executive Vice President - Finance
                            and Chief Financial Officer

                            CONNER PERIPHERALS, INC.


                        EXHIBITS TO REPORT ON FORM 10-Q


                      FOR THE QUARTER ENDED March 31, 1994

                               INDEX TO EXHIBITS



Exhibit
Number        Description
- -------       ----------------------------------------------

11.0          Statement of Computation of Earnings/(Loss) Per Share