Form 10-Q
period 1994-06-30
CONNER PERIPHERALS INC
filed 1994-08-12
CIK 792397

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to __________

Commission file number 1-10639


                            CONNER PERIPHERALS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                94-2968210
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


                 3081 ZANKER ROAD, SAN JOSE, CALIFORNIA  95134
              (Address of principal executive offices  (Zip Code)


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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of July 29, 1994 was 51,788,763.

                            CONNER PERIPHERALS, INC.

                                   FORM 10-Q

                                     INDEX

                                                            PAGE
                                                            ----
Cover Page                                                    1

Index                                                         2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets,
         June 30, 1994 and December 31, 1993                  3

         Condensed Consolidated Statements of Operations
         for the Three Months and Six Months Ended
         June 30, 1994 and 1993                               4

         Condensed Consolidated Statements of Cash
         Flows for the Six Months Ended
         June 30, 1994 and 1993                               5

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                    16

Item 4.  Submission of Matters to a Vote of Security Holders  16

Item 6.  Exhibits and Reports on Form 8-K                     17

Signatures                                                    18


                         PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CONNER PERIPHERALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                     ASSETS
                                     ------

                                              June 30,      December 31,
                                                1994            1993
                                             ----------     ------------
Current assets:
     Cash and short-term investments         $  409,716     $  517,547
     Accounts receivable, net                   354,698        333,416
     Inventory, net                             276,154        173,860
     Deferred income taxes                       54,944         54,944
     Other current assets                       100,995         87,348
                                             ----------     ----------
          Total current assets                1,196,507      1,167,115

Property, plant and equipment, net              248,851        231,337
Goodwill and other intangibles, net              53,439         42,944
Other                                            21,452         22,655
                                             ----------     ----------
                                             $1,520,249     $1,464,051
                                             ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued
       expenses                              $  464,671     $  446,781
     Current portion of long-term debt           43,326         43,112
                                             ----------     ----------
          Total current liabilities             507,997        489,893

Long-term debt, less current portion            628,761        660,606
Deferred income taxes and other                 105,119        102,171

Minority interest                                 1,731          2,530

Stockholders' equity:
     Preferred stock, $0.001 par value;              --             --
       20,000,000 shares authorized,
       none outstanding
     Common stock and paid-in-capital,          254,970        242,454
       $0.001 par value; 100,000,000
       shares authorized, 51,757,341
       and 50,565,083 shares issued
          and outstanding
     Retained earnings/(accumulated
       deficit)                                  21,671        (33,603)
                                             ----------     ----------
          Total stockholders' equity            276,641        208,851
                                             ----------     ----------
                                             $1,520,249     $1,464,051
                                             ==========     ==========

                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                    Three months ended          Six months ended
                                         June 30,                   June 30,
                                    -------------------      -----------------------
                                     1994         1993         1994          1993
                                    ------       ------       ------        ------
Net sales                           $650,079    $490,575    $1,214,037    $1,048,865
Cost of sales                        507,852     451,994       943,995       919,764
                                    --------    --------    ----------    ----------
Gross profit                         142,227      38,581       270,042       129,101
                                    --------    --------    ----------    ----------
Operating expenses:
   Selling, general and
     administrative                   49,146      46,143        97,362        96,458
   Research and development           31,954      37,648        62,898        71,668
   Amortization of goodwill
     and other intangibles             3,727       6,555         7,499        12,924
   Unusual items                          --          --            --        28,383
                                    --------    --------    ----------    ----------
   Total operating expenses           84,827      90,346       167,759       209,433
                                    --------    --------    ----------    ----------
Income/(loss) from operations         57,400     (51,765)      102,283       (80,332)
Interest expense                     (11,728)    (13,163)      (24,379)      (25,973)
Other income/(expense),net               129       6,103         4,518        15,274
                                    --------    --------    ----------    ----------
Income/(loss) before income
   taxes                              45,801     (58,825)       82,422       (91,031)
(Provision)/benefit for income
   taxes                             (14,331)         --       (27,148)        9,662
                                    --------    --------    ----------    ----------
Net income/(loss)                   $ 31,470    $(58,825)   $   55,274    $  (81,369)
                                    ========    ========    ==========    ==========
Net income/(loss) per share:
   Primary                             $0.60      $(1.19)        $1.06        $(1.66)
                                    ========    ========    ==========    ==========
   Fully diluted                       $0.50      $(1.19)        $0.89        $(1.66)
                                    ========    ========    ==========    ==========
Weighted average shares:
   Primary                            52,400      49,303        52,208        48,929
                                    ========    ========    ==========    ==========
   Fully diluted                      74,712      49,303        74,519        48,929
                                    ========    ========    ==========    ==========


                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                  Six months ended
                                                      June 30,
                                               -----------------------
                                                  1994         1993
                                               ----------   ----------
Cash flows from operating activities:
   Net income/(loss)                           $  55,274    $ (81,369)
Adjustments to reconcile net
  income/(loss) to net cash used in
  operating activities:
   Depreciation and amortization                  44,393       54,464
   Non-cash unusual items                             --       28,383
   Minority interest and other                     4,246          397
Changes in assets and liabilities:
   Accounts receivable, net                      (21,282)      67,111
   Inventory, net                               (102,294)     (61,031)
   Accounts payable and accrued expenses          17,890      (90,051)
   Other                                         (21,938)     (23,335)
                                               ---------    ---------
        Cash used in operating activities        (23,711)    (105,431)
                                               ---------    ---------
Cash flows from investing activities:
   Capital expenditures                          (56,505)     (51,097)
   Purchases of short-term investments          (126,521)    (899,411)
   Sale and maturities of
      short-term investments                     231,002      958,294
   Merger with Quest Development Corp.            (8,500)          --
   Acquisition of technology rights                   --       (2,078)
                                               ---------    ---------
       Cash provided by investing
          activities                              39,476        5,708
                                               ---------    ---------
Cash flows from financing activities:
   Proceeds from long-term debt                       --          903
   Repayments of long-term debt                  (31,631)     (17,663)
   Issuance of common stock                       12,516       18,310
                                               ---------    ---------
       Cash provided by/(used in)
          financing activities                   (19,115)       1,550
                                               ---------    ---------
Net decrease in cash and cash
   equivalents                                    (3,350)     (98,173)
Cash and cash equivalents at beginning of
   the period                                    197,499      258,985
                                               ---------    ---------
Cash and cash equivalents at end of
   the period                                    194,149      160,812
Short-term investments                           215,567      296,659
                                               ---------    ---------
Total cash and short-term investments          $ 409,716    $ 457,471
                                               =========    =========

                                  (continued)

                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                  (continued)

                                          Six months ended
                                              June 30,
                                          -----------------
                                           1994      1993
                                          -------   -------

Supplemental disclosure of cash flow
  information:

   Cash paid during the period for:
     Interest                             $25,421   $25,021
     Income taxes                         $ 3,943   $14,307


                             See accompanying notes

                            CONNER PERIPHERALS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation
- -------------------------------

The accompanying unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 1994 and 1993, have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1993, included in the Company's 1993 Annual Report on Form 10-K.


Note 2 - Cash Equivalents and Short-Term Investments
- ----------------------------------------------------

Effective at the beginning of 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires investment securities to be classified as either held to maturity, trading or available for sale. Securities that the Company has both the positive intent and ability to hold to maturity are classified as Investment Securities Held to Maturity and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. As of June 30, 1994, the Company had cash equivalents and short-term investments of $286,140,000 with a market value of approximately $286,027,000, all of which had been classified as Investment Securities Held to Maturity. The adoption of FAS 115 did not have a material impact on the Company's financial condition or results of operations.


NOTE 3 - Inventories
- --------------------

Inventories consisted of the following components:


                                 June 30,    December 31,
                                   1994          1993
                                 ---------   ------------
                                      (In Thousands)
       Purchased components       $102,997       $ 81,620
       Work-in-process              66,170         37,939
       Finished goods              106,987         54,301
                                  --------       --------

                                  $276,154       $173,860
                                  ========       ========

NOTE 4 - Other Income/Expense, Net
- ----------------------------------

Other income/(expense), net consists of the following components:


                               Three months ended     Six months ended
                                    June 30,              June 30,
                                1994        1993       1994      1993
                              ---------   --------   --------   -------
                                 (In Thousands)        (In Thousands)

       Interest income         $ 3,680     $4,254    $ 7,953    $ 9,646
       Minority interest          (511)     1,017      2,037        281
       Royalty income               --      1,194         --      2,523
       Other                    (3,040)      (362)    (5,472)     2,824
                               -------     ------    -------    -------

                               $   129     $6,103    $ 4,518    $15,274
                               =======     ======    =======    =======

NOTE 5 - Income/(Loss) Per Share
- --------------------------------

Net income/(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's subordinated debentures during each period in which they were issued and outstanding, if dilutive.

NOTE 6 - Merger Of Subsidiary With Quest Development Corp.
- ----------------------------------------------------------

In January 1994, the Company merged the operations of its wholly-owned subsidiary, Arcada Software, Inc. ("Arcada") with those of Quest Development Corp. The Company currently holds a 77% interest in Arcada for which the Company contributed cash, technology, employees and certain on-going support. Arcada was formed to develop, produce and market software products for data storage management. The effect of the merger was not material to the Company's financial condition or results of operations.

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

NOTE 8 - Litigation
- -------------------

The Company and certain of its officers and directors are defendants in several securities class action lawsuits which purport to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related shareholders derivative suit. The complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

In August 1993, the Company was served with a patent infringement complaint filed by IBM in the United States District Court for the Northern District of California. The complaint alleges that products manufactured by the Company infringe nine patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that drives produced by IBM do not infringe five patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counter claiming that IBM disk drives infringe six patents owned by Conner, including the five contained in the IBM complaint. Subsequently, the claims have been amended such that IBM now asserts that the Company's products infringe eleven IBM patents and the Company asserts that IBM products infringe seven Conner patents. The Company believes that it has meritorious defenses against the IBM allegations, that it has valid claims against IBM and will defend this action vigorously. However, the Company is unable to predict the outcome of the litigation or ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business. In addition, this litigation is causing the Company to incur significant costs, including substantial legal expenses. Although the Company has been engaged in concurrent discussions with IBM toward an appropriate cross-licensing arrangement, no assurance can be given as to the outcome of the litigation or settlement negotiations.

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

In 1994, the Company was served with a patent litigation claim alleging that the Company's DC2000 tape drives infringe a patent held by Iomega Corp. In addition, Iomega moved for a preliminary injunction seeking an order prohibiting the further sale of the allegedly infringing tape drive. A hearing on the preliminary injunction will occur on August 11, 1994. The Company believes it has meritorious defenses to this claim and will vigorously defend the claim.

NOTE 8 - Reclassifications
- --------------------------

Certain prior year balances have been reclassified to conform with the 1994 presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
- ---------------------

The following table sets forth certain income statement data for the quarters ended June 30, 1994 and 1993 and March 31, 1994, as a percentage of net sales in these periods. This data has been derived from the unaudited consolidated financial statements.

                                         Three months ended
                                   -------------------------------
                                       June 30,          March 31,
                                    1994      1993         1994
                                   ------   ---------   ----------

Net sales                          100.0%      100.0%       100.0%

Cost of sales                       78.1        92.1         77.3

     Gross profit                   21.9         7.9         22.7

Selling, general and
  administrative                     7.6         9.4          8.5

Research & development               4.9         7.7          5.5

Amortization of goodwill
  and other intangibles              0.6         1.3          0.7

Income/(loss) from operations        8.8       (10.5)         8.0

     Net income/(loss)               4.8       (12.0)         4.2


NET SALES
- ---------

Net sales for the second quarter of 1994 were $650 million, an increase of 32.5% from the second quarter of 1993 and an increase of 15.3% from the first quarter of 1994. The increase in net sales over the second quarter of 1993 resulted primarily from higher shipment volumes of disk drives. Disk drive shipments reached a record 3 million units during the first quarter due in part to strong demand for the Company's Filepro 210 and 420 megabyte disk drives. Higher revenues for tape, storage systems and software products also contributed to the revenue growth for this period.

The increase in net sales over the first quarter of 1994 was also due to an increase in disk drive revenue resulting from an increase in unit shipments.
The increase in disk drive revenue was offset slightly by lower tape drive revenues resulting from a decrease in shipments of the DC2000 and DC6000 product lines.

Entering the second quarter, demand for certain of the Company's disk drive products exceeded product availability. These products were therefore available to customers on an allocation basis. This trend has ended as the Company enters its third quarter due in part to lower seasonal demand and an increase in industry capacity. As a result, the Company expects that demand for its disk drive products, and resulting sales and net income, will decline in the third quarter as compared to the second quarter of 1994.

Sales to Compaq Computer ("Compaq") represented approximately 18% of net sales during the quarter compared to 16% for the same quarter a year ago and 13% for the first quarter of 1994. No other customer represented more than 10% of net sales during these periods. Distributor sales represented approximately 24% of net sales during the quarter compared to 27% for the same quarter a year ago and 23% for the first quarter of 1994. International sales were 47% of net sales compared to 53% for the same quarter a year ago and 47% for the first quarter of 1994. The decline in international and distributor sales as a percentage of net sales as compared to the second quarter of 1993 is primarily due to a higher percentage of tape drive shipments to domestic OEM customers.

As is common in the microcomputer industry, the Company's shipment patterns during a quarter are frequently characterized by a significant higher shipment volume in the third month of the quarter than that experienced in the first two months of the quarter. Although this pattern was not substantial in the second quarter, the Company believes that this shipment pattern may arise in future quarters. This pattern often causes quarterly results to be difficult to predict. Furthermore, order lead-times have been reduced by many of the Company's customers. This trend has impacted the visibility of future orders, and accordingly, has also affected the predictability of financial results.

The demand for the Company's disk drives depends principally on demand for high performance microcomputers manufactured by its customers. A slowdown in demand for such computers may have an exaggerated effect on the demand for the Company's products in any given period.

GROSS PROFIT
- ------------

The Company's gross profit as a percentage of net sales for the second quarter of 1994 was 21.9% compared to 7.9% for the same quarter of 1993 and 22.7% for the first quarter of 1994. The large increase in gross profit percentage as compared to the prior year quarter is primarily due to the unusually low gross profits reported by the Company in the second quarter of 1993 that resulted from severe price erosion of disk drive products due to industry overcapacity, particularly for disk drives carrying 120 megabytes or less of storage, and special charges totaling $12.3 million included in cost of sales to write-down certain older inventory to their net realizable value.

The quarter-over-quarter decline in gross margin from the first quarter of 1994 was primarily due to lower tape drive margins as a result of a higher mix of shipments to large, OEM customers and lower shipments to distributors. This decline in margin offset higher disk drive margins which resulted from a higher mix of shipments of larger capacity, higher margin disk drives.

The disk drive industry has experienced periods of severe price erosion and
related pressure on gross margins.   There can be no assurance that periods of
severe price erosion will not reoccur. The Company anticipates that pricing pressures may result as the industry migrates rapidly to higher storage capacities for entry level systems. In particular, the Company expects that gross margin may decline in the third quarter as compared to the second quarter of 1994. In addition, competition in the tape drive industry has become aggressive, placing more pressure on pricing and gross margins on tape products.

The Company anticipates the introduction of several new products during the second half of 1994. The failure of the Company to successfully launch or achieve required production volumes at anticipated costs for one or more of the new products could have a material adverse effect on the Company's revenues and profitability. New products generally have lower initial manufacturing yields and higher component costs than more mature products which may place additional pressure on gross margins.

SELLING, GENERAL AND ADMINISTRATIVE
- -----------------------------------

The Company's selling, general and administrative expenses ("SG&A") for the quarter were $49.1 million, or 7.6% of sales, compared to $46.1 million or 9.4% of sales for the same quarter in 1993 and $48.2 million, or 8.5% of sales for the first quarter of 1994. The increase in SG&A expense in the second quarter of 1994 as compared to the same quarter in 1993 is primarily due to employee profit sharing and the acquisition of Quest Development Corp. ("Quest") in the first quarter of 1994, offset partially by lower employee headcount resulting from restructuring actions taken during the third quarter of 1993 and a lower provision for bad debt. The increase in SG&A in the second quarter of 1994 as compared to the first quarter of 1994 is primarily due to an increase in employee headcount to support higher sales volumes offset partially by lower provisions for bad debt due to better loss experience.

The percentage of SG&A expenses to net sales may vary from quarter to quarter because expenditures, and the benefits derived therefrom often occur in different periods.

RESEARCH AND DEVELOPMENT
- ------------------------

The Company's spending in research and development ("R&D") for the quarter was $32.0 million, or 4.9% of sales compared to $37.6 million, or 7.7% of sales for the same quarter in 1993 and $30.9 million, or 5.5% of sales for the first quarter of 1994. The decrease in R&D spending as compared to the second quarter of 1993 is primarily due to restructuring actions taken during 1993 and the implementation of a more efficient product launch process. This decrease was offset to some extent by higher R&D expenses resulting from the acquisition of Quest. The increase in R&D spending as compared to the first quarter of 1994 is primarily due to an increase in product development activity to support planned product introductions of both disk and tape drive products which are scheduled for the second half of 1994.

Due to the timing involved with new R&D programs and the release of new products to production, the level of R&D may vary from quarter to quarter in both absolute dollars and as a percentage of sales. The Company's continued spending in this area reflects management's belief that R&D is essential to maintaining a competitive product offering.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
- ----------------------------------------------

The Company's amortization of goodwill and other intangibles was $3.7 million in the second quarter of 1994 compared to $6.6 million in the same quarter in 1993 and $3.8 million in the first quarter of 1994. This amortization decreased as compared to the second quarter of 1993 as a result of the write-off of goodwill and certain intangibles associated with the acquisition of Archive Corporation during the third quarter of 1993. As compared to the first quarter of 1994, amortization of goodwill and other intangibles remained relatively stable.

INTEREST EXPENSE, OTHER INCOME/EXPENSE AND INCOME TAXES
- -------------------------------------------------------

Interest expense was $11.7 million for the second quarter of 1994, $13.2 million for the second quarter of 1993 and $12.6 million for the first quarter of 1994. Interest expense has declined as compared to the same quarter of 1993 and the first quarter of 1994 primarily as a result of principal payments on the Company's long-term debt.

Other income/expense was a net gain of $0.1 million in the second quarter of 1994 compared to net gains of $6.1 million in the second quarter of 1993 and $4.4 million in the first quarter of 1994. The decrease in the net gain in the current quarter as compared to the same quarter a year ago and the preceding quarter results from lower interest income on lower invested funds, higher foreign exchange losses due to the declining value of the U.S. dollar against certain foreign currencies and higher minority interest expense due to higher net income from the Company's joint venture subsidiaries.

INCOME TAXES
- ------------

The Company's effective tax rate for the second quarter of 1994 was approximately 31.3% compared to 35% in the first quarter. The lower rate in the second quarter is due to the lower expected annual tax rate of 33%. The Company's forecasted annual effective tax rate decreased to 33% from 35% due to a shift in projected income between various taxable jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1994, the principal sources of liquidity consisted of cash and short-term investments of $410 million and a combined $100 million revolving credit facility with several financial institutions which is subject to the continued maintenance of certain financial covenants. The Company has no borrowings outstanding under this credit facility as of June 30, 1994. As of this date, the Company had outstanding letters of credit and guarantees totaling approximately $65 million.

Cash used in operating activities of $23.7 million for the six months ended June 30, 1994 was down from $105.4 million for the same period in 1993 primarily due to a significant increase in net income for the period and higher accrued expenses. This increase was offset to some extent by an increase in the Company's investment in inventories and higher accounts receivable balances consistent with higher sales volumes.

Capital expenditures for the six month period amounted to $56.5 million. These expenditures primarily related to the expansion of the Company's disk media manufacturing operation, the purchase of manufacturing equipment for the Company's operations in the Far East and the purchase of land adjacent to the Company's headquarters in San Jose, California. The Company plans to spend approximately $40 million on capital items during the remainder of 1994.

During the period the Company made normal repayments of long-term debt totaling $31.6 million and merged the operations of Quest Development Corp. with the Company's subsidiary, Arcada Software, Inc. The cost of the merger included a cash payment of $8.5 million.

The Company believes that current capital resources and cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements for the foreseeable future.

FOREIGN CURRENCY RISKS
- ----------------------

The Company's cash flows are substantially U.S. dollar denominated. However, the Company is subject to foreign currency risk on funds required for certain local operating costs of its foreign subsidiaries. The Company does not consider the risk of loss on these transactions to be material.

Additionally, certain of the Company's tape drive products are purchased in Japanese Yen from a manufacturer located in Japan. As a hedge against this exposure, the Company enters into forward currency contracts and foreign currency purchase options for periods and amounts consistent with the amounts and timing of the related purchase commitments. Gains and losses on these contracts are deferred and offset by gains and losses on the underlying sale of the products. Though the Company attempts to hedge substantially all of the related foreign currency exposure, no assurance can be given that exchange rate movements will not have a material adverse impact on the Company's results of operations. At June 30, 1994, the Company had outstanding forward currency contracts and foreign currency options aggregating approximately $55 million and $21 million, respectively. These contracts mature at various periods through January 1995, consistent with forecasted commitments.

LITIGATION
- ----------

The Company and certain of its officers and directors are defendants in several securities class action lawsuits which purport to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related shareholders derivative suit. The complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

In August 1993, the Company was served with a patent infringement complaint filed by IBM in the United States District Court for the

Northern District of California. The complaint alleges that products manufactured by the Company infringe nine patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that drives produced by IBM do not infringe five patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counter claiming that IBM disk drives infringe six patents owned by Conner, including the five contained in the IBM complaint. Subsequently, the claims have been amended such that IBM now asserts that the Company's products infringe eleven IBM patents and the Company asserts that IBM products infringe seven Conner patents. The Company believes that it has meritorious defenses against these allegations, that it has valid claims against IBM and will defend this action vigorously. However, the Company is unable to predict the outcome of the litigation or ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business. In addition, this litigation is causing the Company to incur significant costs, including substantial legal expenses. Although the Company has engaged in continuous discussions with IBM toward an appropriate cross-licensing arrangement, no assurance can be given as to the outcome of the litigation or settlement negotiations.

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

In 1994, the Company was served with a patent litigation claim alleging that the Company's DC2000 tape drives infringe a patent held by Iomega Corp. In addition, Iomega moved for a preliminary injunction seeking an order prohibiting the further sale of the allegedly infringing tape drive. A hearing on the preliminary injunction will occur on August 11, 1994. The Company believes it has meritorious defenses to this claim and will vigorously defend the claim.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Note 8 of notes to condensed consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Stockholders on April 19, 1994.

(b) At the meeting Finis F. Conner, William S. Anderson, Ambassador L. Paul Bremer III, Linda Wertheimer Hart, Mark Rossi, William J. Schroeder and David T. Mitchell were elected to serve as directors of the Company for the ensuing year and until their successors are elected.

(c)  Other matters voted on at the meeting:

     (i) Approval of an amendment to the Company's Employee Stock Purchase Plan increasing the total number of shares of the Company's Common Stock reserved for issuance thereunder by 1,500,000 shares to a total of 4,500,000 shares. The stockholders approved the amendment to the Employee Stock Purchase Plan by a vote of 40,047,352 Common equivalent shares for, 2,789,541 Common equivalent shares against and 245,670 Common equivalent shares abstaining.

     (ii) Approval of the Company's Performance-Based Executive Compensation Plan. The stockholders approved the plan by a vote of 37,993,512 Common equivalent shares for, 4,802,607 Common equivalent shares against and 286,444 Common equivalent shares abstaining.

     (iii) Ratification of the appointment of Price Waterhouse as certified public accountants for the Company for the fiscal year ending December 31, 1994. The stockholders ratified the appointment by a vote of 42,741,725 Common equivalent shares for, 200,162 Common equivalent shares against and 140,676 Common equivalent shares abstaining.

     (iv)  Separate tabulation with respect to each nominee for office:


     Finis F. Conner:                For:           42,437,343
                                     Withheld:         645,220
     William S. Anderson:            For:           42,439,207
                                     Withheld:         643,356
     Ambassador L. Paul Bremer:      For:           42,430,006
                                     Withheld:         652,557
     Linda Wertheimer Hart:          For:           42,431,483
                                     Withheld:         651,080

     David T. Mitchell:              For:            42,422,413
                                     Withheld:          660,150
     Mark Rossi:                     For:            42,445,973
                                     Withheld:          636,590
     William J. Schroeder:           For:            42,434,628
                                     Withheld:          647,935

(d)  Not Applicable.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits


11.1        Statement regarding computation of earnings/loss per share.

22.1 Published Report Regarding Matters Submitted to a Vote of Security Holders. (see page 16, Part I Item 4 of the June 30, 1994
            Form 10-Q.)


(b)  Reports on Form 8-K

No reports on Form 8-K were filed on behalf of Registrant during the quarter ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONNER PERIPHERALS, INC.
                                             (Registrant)



Date:  August 10, 1994                 /s/ P. JACKSON BELL
       ---------------                -------------------------
                                      P. Jackson Bell,
                                      Executive Vice President - Finance
                                      and Chief Financial Officer

                            CONNER PERIPHERALS, INC.
                               INDEX TO EXHIBITS



Exhibit
Number        Description
- -------       ----------------------------------------------


11.1          Statement of Computation of Earnings/(Loss) Per Share