Form 10-Q
period 1994-09-30
CONNER PERIPHERALS INC
filed 1994-11-15
CIK 792397

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of October 28, 1994 was 52,233,766.

                            CONNER PERIPHERALS, INC.

                                   FORM 10-Q

                                     INDEX

                                                         PAGE
                                                         ----
Cover Page                                                 1


Index                                                      2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets,
         September 30, 1994 and December 31, 1993          3

         Condensed Consolidated Statements of Operations
         for the Three Months and Nine Months Ended
         September 30, 1994 and 1993                       4

         Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended
         September 30, 1994 and 1993                       5

         Notes to Unaudited Condensed Consolidated
         Financial Statements                              7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                14

Item 6.  Exhibits and Reports on Form 8-K                 16

Signatures                                                17


                         PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CONNER PERIPHERALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                     ASSETS
                                     ------

                                        September 30,  December 31,
                                            1994           1993
                                        -------------  ------------
Current assets:
     Cash and short-term investments       $  400,667    $  517,547
     Accounts receivable, net                 294,707       333,416
     Inventory, net                           295,893       173,860
     Deferred income taxes                     54,944        54,944
     Other current assets                      96,200        87,348
                                           ----------    ----------
          Total current assets              1,142,411     1,167,115

Property, plant and equipment, net            242,407       231,337
Goodwill and other intangibles, net            49,665        42,944
Other                                          20,317        22,655
                                           ----------    ----------

                                           $1,454,800    $1,464,051
                                           ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable                      $  140,564    $  229,721
     Accrued expenses                         258,745       217,060
     Current portion of long
       term debt                               34,249        43,112
                                           ----------    ----------
          Total current liabilities           433,558       489,893

Long-term debt, less current portion          628,714       660,606
Deferred income taxes and other               105,173       102,171

Minority interest                               1,117         2,530

Stockholders' equity:
     Preferred stock, $0.001 par value;
       20,000,000 shares authorized,
       none outstanding                            --            --
     Common stock and paid-in-capital,
       $0.001 par value; 100,000,000
       shares authorized, 51,818,721
       and 50,565,083 shares issued
       and outstanding                        254,337       242,454
     Retained earnings/(accumulated
       deficit)                                31,901       (33,603)
                                           ----------    ----------
          Total stockholders' equity          286,238       208,851
                                           ----------    ----------

                                           $1,454,800    $1,464,051
                                           ==========    ==========

                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                     Three months ended       Nine months ended
                                        September 30,            September 30,
                                     ------------------       -----------------
                                      1994        1993         1994         1993
                                      ----        ----         ----         ----
Net sales                         $559,504   $ 528,358   $1,773,541   $1,577,223
Cost of sales                      458,323     507,377    1,402,318    1,427,141
                                  --------   ---------   ----------   ----------

Gross profit                       101,181      20,981      371,223      150,082
                                  --------   ---------   ----------   ----------

Operating expenses:
   Selling, general and
     administrative                 43,375      49,435      140,739      145,893
   Research and development         32,297      37,001       95,195      108,669
   Amortization of goodwill
     and other intangibles           3,774       6,134       11,272       19,058
   Unusual items                        --     310,019           --      338,402
                                  --------   ---------   ----------   ----------

   Total operating expenses         79,446     402,589      247,206      612,022
                                  --------   ---------   ----------   ----------

Income/(loss) from operations       21,735    (381,608)     124,017     (461,940)

Interest expense                   (11,496)    (12,704)     (35,863)     (38,677)
Other income, net                    5,033       5,912        9,540       21,186
                                  --------   ---------   ----------   ----------

Income/(loss) before income
   taxes                            15,272    (388,400)      97,694     (479,431)

(Provision)/benefit for income
   taxes                            (5,042)     16,000      (32,190)      25,662
                                  --------   ---------   ----------   ----------

Net income/(loss)                 $ 10,230   $(372,400)  $   65,504   $ (453,769)
                                  ========   =========   ==========   ==========

Net income/(loss) per share:

   Primary                           $0.20      $(7.54)       $1.26       $(9.24)
                                     =====      ======        =====       ======

   Fully diluted                     $0.20      $(7.54)       $1.10       $(9.24)
                                     =====      ======        =====       ======
Weighted average shares:

   Primary                          52,209      49,410       52,175       49,089
                                  ========   =========   ==========   ==========

   Fully diluted                    52,209      49,410       74,489       49,089
                                  ========   =========   ==========   ==========


                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                Nine months ended
                                                  September 30,
                                             ------------------------
                                                1994         1993
                                             ----------  ------------
Cash flows from operating activities:
   Net income/(loss)                          $ 65,504   $  (453,769)
Adjustments to reconcile net
  income/(loss) to net cash used in
  operating activities:
   Depreciation and amortization                67,170        81,391
   Non-cash unusual items                           --       230,417
   Minority interest and other                   4,063           284
Changes in assets and liabilities:
   Accounts receivable, net                     38,709        99,103
   Inventory, net                             (122,033)       22,228
   Accounts payable and accrued expenses       (47,472)       24,116
   Other                                       (16,007)      (37,843)
                                              --------   -----------
        Cash used in operating activities      (10,066)      (34,073)
                                              --------   -----------
Cash flows from investing activities:
   Capital expenditures                        (69,442)      (79,880)
   Purchases of short-term investments        (341,763)   (1,094,577)
   Sale and maturities of
      short-term investments                   467,571     1,119,871
   Merger with Quest Development Corp.          (8,500)           --
   Purchase of minority interest                    --        (8,000)
   Acquisition of technology rights                 --        (2,078)
                                              --------   -----------
       Cash provided by/(used in)
          investing activities                  47,866       (64,664)
                                              --------   -----------
Cash flows from financing activities:
   Proceeds from long-term debt                     --         2,453
   Repayments of long-term debt                (40,755)      (20,019)
   Issuance of common stock                     11,883        19,150
                                              --------   -----------
       Cash (used in)/provided by
          financing activities                 (28,872)        1,584
                                              --------   -----------
Net increase/(decrease) in cash
   and cash equivalents                          8,928       (97,153)
Cash and cash equivalents at beginning of
   the period                                  197,499       258,985
                                              --------   -----------
Cash and cash equivalents at end of
   the period                                  206,427       161,832
Short-term investments                         194,240       330,248
                                              --------   -----------
Total cash and short-term investments         $400,667   $   492,080
                                              ========   ===========

                                  (continued)

                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                  (continued)

                                        Nine months ended
                                          September 30,
                                        -----------------
                                          1994     1993
                                        --------  -------
Supplemental disclosure of cash flow
  information:

   Cash paid during the period for:
     Interest                            $48,456  $45,181
     Income taxes                        $ 4,016  $20,059






                             See accompanying notes

                            CONNER PERIPHERALS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 1994 and 1993, have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1993, included in the Company's 1993 Annual Report on Form 10-K.


Note 2 - Cash Equivalents and Short-Term Investments
- ----------------------------------------------------

Effective at the beginning of 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires investment securities to be classified as either held to maturity, trading or available for sale. Securities that the Company has both the positive intent and ability to hold to maturity are classified as Investment Securities Held to Maturity and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. As of September 30, 1994, the Company had cash equivalents and short-term investments of $276,689,000 with a market value of approximately $276,132,000, all of which had been classified as Investment Securities Held to Maturity. The adoption of FAS 115 did not have a material impact on the Company's financial condition or results of operations.


NOTE 3 - Inventories
- --------------------

Inventories consisted of the following components:


                               September 30,  December 31,
                                   1994           1993
                               -------------  ------------
                                     (In Thousands)
       Purchased components         $124,785      $ 81,620
       Work-in-process                54,171        37,939
       Finished goods                116,937        54,301
                                    --------      --------

                                    $295,893      $173,860
                                    ========      ========

NOTE 4 - Other Income/(Expense), Net
- ------------------------------------

Other income/(expense), net consists of the following components:


                            Three months ended  Nine months ended
                              September 30,       September 30,
                              1994      1993      1994      1993
                            --------  --------  --------   -------
                              (In Thousands)      (In Thousands)

       Interest income        $4,036    $3,852   $11,989   $13,498
       Minority interest         614       277     2,651       558
       Royalty income             --     1,269        --     3,792
       Other                     383       514    (5,100)    3,338
                              ------    ------   -------   -------

                              $5,033    $5,912   $ 9,540   $21,186
                              ======    ======   =======   =======

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

NOTE 8 - Income Taxes
- ---------------------

The Company anticipates that the Internal Revenue Service ("IRS") may issue a Notice of Deficiency prior to December 31, 1994 for IRS examinations of the Company's 1989 and 1990 federal income tax returns. The Company believes that the ultimate outcome of these examinations will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 9 - Litigation
- -------------------

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

In August 1993, the Company was served with a patent infringement complaint filed by IBM in the United States District Court for the Northern District of California. The complaint alleges that products manufactured by the Company infringe nine patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that drives produced by IBM do not infringe five patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counter claiming that IBM disk drives infringe six patents owned by Conner, including the five contained in the IBM complaint. Subsequently, the claims have been amended such that IBM now asserts that the Company's products infringe eleven IBM patents and the Company asserts that IBM products infringe seven Conner patents. The Company believes that it has meritorious defenses against the IBM allegations, that it has valid claims against IBM and will defend this action vigorously. However, the Company is unable to predict the outcome of the litigation or ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business. In addition, this litigation is causing the Company to incur significant costs, including substantial legal expenses. Although the Company has been engaged in discussions with IBM directed toward an appropriate cross-licensing arrangement, no assurance can be given as to the outcome of the litigation or settlement negotiations.

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

In 1994, the Company was served with a patent litigation claim alleging that the Company's DC2000 tape drives infringe a patent held by Iomega Corporation ("Iomega"). The dispute was settled in September of this year when the Company entered into a license agreement with Iomega. The terms of the agreement were not material to the Company's current or projected results of operations.

NOTE 10 - Reclassifications
- ---------------------------

Certain prior year balances have been reclassified to conform with the 1994 presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------

The following table sets forth certain income statement data for the quarters ended September 30, 1994 and 1993 and June 30, 1994, as a percentage of net sales in these periods. This data has been derived from the unaudited condensed consolidated financial statements.


                                     Three months ended
                                 --------------------------
                                  September 30,   June 30,
                                  1994     1993     1994
                                 -------  ------  ---------

Net sales                         100.0%  100.0%     100.0%

Cost of sales                      81.9    96.0       78.1

Gross profit                       18.1     4.0       21.9

Selling, general and
  administrative                    7.7     9.4        7.6

Research & development              5.8     7.0        4.9

Amortization of goodwill
  and other intangibles             0.7     1.1        0.6

Unusual items                        --    58.7         --

Income/(loss) from operations       3.9   (72.2)       8.8

Net income/(loss)                   1.8   (70.5)       4.8

Net Sales
- ---------

Net sales for the third quarter of 1994 were $559.5 million, an increase of 5.9% from the same quarter of 1993 and a decrease of 13.9% from the second quarter of 1994. The increase in net sales over the third quarter of 1993 resulted primarily from higher shipment volumes of both disk and tape drives which were partially offset by lower average unit prices.

The decrease in net sales over the second quarter of 1994 was due to decreases in unit shipments of both disk drives and tape drives. The decrease in disk drive revenue was due to lower shipments of the Company's desktop disk drive product lines primarily due to the traditional summer slowdown experienced within the industry and to declining sales to major OEM customers. The decrease in tape drive revenue resulted primarily from a decrease in unit shipments of the Company's DAT product line.

Sales to Compaq Computer ("Compaq") represented approximately 14% of net sales during the third quarter of 1994 compared to 11% for the same quarter of 1993 and 18% for the second quarter of 1994. No other customer represented more than 10% of net sales during these periods. Distributor sales represented approximately 26% of net sales during the third quarter of 1994 compared to 32% for the same quarter of 1993 and 24% for the second quarter of 1994. International sales represented 49% of net sales for the third quarter of 1994 compared to 54% for the same quarter of 1993 and 47% for the second quarter of 1994. The decline in international sales as compared to the same quarter of 1993 is primarily due to a higher percentage of tape drive shipments to domestic customers partially offset by a higher percentage of disk drive shipments to international customers, primarily in the European market.

As is common in the microcomputer industry, the Company's shipment patterns during a quarter are frequently characterized by significantly higher shipment volume in the third month of the quarter than that experienced in the first two
months of the quarter.    This pattern often causes quarterly results to be
difficult to predict. Furthermore, order lead-times have been reduced by many of the Company's customers. This trend has impacted the visibility of future orders, and accordingly, has also affected the predictability of financial results.

The demand for the Company's disk drives depends principally on demand for high performance microcomputers manufactured by its customers. A slowdown in demand for such computers may have an exaggerated effect on the demand for the Company's products in any given period.

Gross Profit
- ------------

The Company's gross profit as a percentage of net sales ("gross margin") for the third quarter of 1994 was 18.1% compared to 4.0% for the same quarter of 1993 and 21.9% for the second quarter of 1994. The large increase in gross margin compared to the prior year quarter is primarily due to the unusually low gross profits reported by the Company in the third quarter of 1993 which resulted from extreme price erosion in average unit sales prices due to industry overcapacity which were not offset by similar decreases in average unit costs, pricing on new products that resulted in lower than historically achieved gross margins and a $20 million inventory-related charge included in cost of sales. This charge resulted from the Company's decision to accelerate the transition to its newer products which rendered certain older product inventory obsolete or caused the Company to write-down such inventory to their net realizable value.

The decline in gross margin from the second quarter of 1994 to the third quarter of 1994 was primarily due to lower disk drive average unit prices and margin pressure as the Company's cost structure transitions to the 420 megabyte disk
drive as the entry-level capacity.   This margin decline was offset to some
extent by higher tape drive margins as a result of a higher mix of shipments into the distribution channel.

The disk drive industry has experienced periods of severe price erosion and
related pressure on gross margins.   There can be no assurance that periods of
severe price erosion will not reoccur. The Company anticipates that pricing pressures may result as the industry migrates rapidly to higher storage capacities for entry level systems. As a result, the Company's gross margin may decline in subsequent quarters. In addition, competition in the tape drive industry has become aggressive, placing more pressure on pricing and gross margins on tape drive products.

The Company anticipates introduction of several new products during the remainder of 1994 and into the first quarter of 1995. The failure of the Company to successfully launch or achieve required production volumes at anticipated costs for one or more of the new products could have a material adverse effect on the Company's revenues and profitability. In the past, significant product transitions have resulted in substantial pressures on gross margins, unexpected costs and other disruptions. There can be no assurance that the Company will not experience such difficulties in the fourth quarter of 1994 and the first quarter of 1995, particularly in light of the magnitude of the Company's current product transition. New products generally have lower initial manufacturing yields and higher component costs than more mature products which may place additional pressure on gross margins.

Selling, General and Administrative
- -----------------------------------

The Company's selling, general and administrative expenses ("SG&A") for the third quarter of 1994 were $43.4 million, or 7.7% of sales, compared to $49.4 million or 9.4% of sales for the same quarter in 1993 and $49.1 million, or 7.6% of sales for the second quarter of 1994. The decrease in SG&A expense in the third quarter of 1994 as compared to the prior year quarter is primarily due to lower employee headcount resulting from restructuring actions taken during the third quarter of 1993, lower expenses associated with Co-op advertising, a lower provision for bad debt, offset partially by the acquisition of Quest Development Corp. ("Quest") in the first quarter of 1994 and an increase in legal expenses. The decrease in SG&A in the third quarter of 1994 as compared to the second quarter of 1994 is primarily due to employee profit sharing.

The percentage of SG&A expenses to net sales may vary from quarter to quarter because expenditures, and the benefits derived therefrom often occur in different periods.

Research and Development
- ------------------------

The Company's spending in research and development ("R&D") for the third quarter of 1994 was $32.3 million, or 5.8% of sales compared to $37.0 million, or 7.0% of sales for the same quarter in 1993 and $32.0 million, or 4.9% of sales for the second quarter of 1994. The decrease in R&D spending as compared to the third quarter of 1993 is primarily due to restructuring actions taken during 1993 and the implementation of a more efficient product launch process. This decrease was offset to some extent by higher R&D expenses resulting from the acquisition of Quest. The R&D expenses as compared to the second quarter of 1994 are relatively consistent as product development activity continued for both new disk and tape drive products as the Company anticipates several new product introductions during the fourth quarter of 1994 and the first quarter of 1995.

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

Amortization of Goodwill and Other Intangibles
- ----------------------------------------------

The Company's amortization of goodwill and other intangibles was $3.8 million in the third quarter of 1994 compared to $6.1 million in the same quarter in 1993 and $3.7 million in the second quarter of 1994. Amortization decreased as compared to the prior year quarter as a result of the write-off of goodwill and certain intangibles associated with the acquisition of Archive Corporation during the third quarter of 1993. As compared to the second quarter of 1994, amortization of goodwill and other intangibles remained relatively stable.

Interest Expense, Other Income/Expense and Income Taxes
- -------------------------------------------------------

Interest expense was $11.5 million for the third quarter of 1994, $12.7 million for the same quarter of 1993 and $11.7 million for the second quarter of 1994. Interest expense declined as compared to the same quarter of 1993 and the second quarter of 1994 primarily as a result of principal payments on the Company's long-term debt.

Other income/expense was a net gain of $5.0 million in the third quarter of 1994 compared to a net gain of $5.9 million in the same quarter of 1993 and $0.1 million in the second quarter of 1994. The decrease in the net gain in the third quarter of 1994 as compared to the prior year quarter relates primarily to the inclusion of royalties relating to the Company's tape drive operations in the third quarter of 1993. The increase as compared to the second quarter of 1994 is primarily the result of foreign exchange gains on forward contracts and purchase options.

Income Taxes
- ------------

The Company's effective tax rate for the nine months ended September 30, 1994 was approximately 33.0% which is consistent with the effective tax rate for the six month period ended June 30, 1994. The Company anticipates that the Internal Revenue Service ("IRS") may issue a Notice of Deficiency prior to December 31, 1994 for IRS examinations of the Company's 1989 and 1990 federal income tax returns. The Company believes that the ultimate outcome of these examinations will not have a material adverse impact on the Company's financial position or results of operations.

Liquidity and Capital Resources
- -------------------------------

At September 30, 1994, the Company's principal sources of liquidity consisted of cash and short-term investments of $401 million and a combined $100 million revolving credit facility with several financial institutions which is subject to the continued maintenance of certain financial covenants. The Company has no borrowings outstanding under this credit facility as of September 30, 1994. As of this date, the Company had outstanding letters of credit and guarantees totaling approximately $54 million.

Cash used in operating activities of $10.1 million for the nine months ended September 30, 1994 was down from $34.1 million for the same period in 1993 primarily due to a significant increase in net income for the period. This increase was offset by decreases in adjustments for non-cash items, accounts receivable balances, accounts payable and accrued expenses and an increase in inventory levels.

Capital expenditures for the nine month period amounted to $69.4 million. These expenditures primarily related to the expansion of the Company's disk media manufacturing operation, the purchase of manufacturing equipment for the Company's operations in the Far East and the purchase of land adjacent to the Company's headquarters in San Jose, California. The Company plans to spend approximately $15 million on capital expenditures during the remainder of 1994.

During the period the Company made normal repayments of long-term debt totaling $40.8 million and merged the operations of Quest Development Corp. with the Company's subsidiary, Arcada Software, Inc. The cost of the merger included a cash payment of $8.5 million.

The Company believes that current capital resources and cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements for the foreseeable future.

Foreign Currency Risks
- ----------------------

The Company's cash flows are substantially U.S. dollar denominated; however, the Company is exposed to certain foreign currency fluctuations. To hedge against certain balance sheet and operating income currency exposures incurred in the ordinary course of business, the Company enters into forward currency contracts and foreign currency purchase options for periods and amounts consistent with the amounts and timing of operating cash flow requirements and vendor purchase commitments. Gains and losses on these foreign currency contracts and options are deferred and offset by gains and losses on the underlying hedged transactions.

The counterparties to these contracts consist of international financial institutions. By policy, the Company monitors the credit ratings and capital and surplus of its counterparties. Though the Company attempts to hedge significant foreign currency exposure, no assurance can be given that exchange rate movements will not have a material adverse impact on the Company's results of operations. At September 30, 1994, the Company had outstanding forward currency contracts and foreign currency options aggregating approximately $37 million and $20 million, respectively. These contracts mature at various periods through January 1995, consistent with forecasted cash flow requirements and commitments.

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

In August 1993, the Company was served with a patent infringement complaint filed by IBM in the United States District Court for the

Northern District of California. The complaint alleges that products manufactured by the Company infringe nine patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that drives produced by IBM do not infringe five patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counter claiming that IBM disk drives infringe six patents owned by Conner, including the five contained in the IBM complaint. Subsequently, the claims have been amended such that IBM now asserts that the Company's products infringe eleven IBM patents and the Company asserts that IBM products infringe seven Conner patents. The Company believes that it has meritorious defenses against these allegations, that it has valid claims against IBM and will defend this action vigorously. However, the Company is unable to predict the outcome of the litigation or ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business. In addition, this litigation is causing the Company to incur significant costs, including substantial legal expenses. Although the Company has engaged in discussions with IBM directed toward an appropriate cross-licensing arrangement, no assurance can be given as to the outcome of the litigation or settlement negotiations.

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

In 1994, the Company was served with a patent litigation claim alleging that the Company's DC2000 tape drives infringe a patent held by Iomega Corporation ("Iomega"). The dispute was settled in September of this year when the Company entered into a license agreement with Iomega. The terms of the agreement were not material to the Company's current or projected results of operations.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 9 of notes to condensed consolidated financial statements.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits


11.1        Statement regarding computation of earnings/loss per share

27.0        Article 5 of Regulation S-X - Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed on behalf of Registrant during the quarter ended September 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CONNER PERIPHERALS, INC.
                                                (Registrant)



Date:  November 10, 1994               /s/ P. JACKSON BELL
       -----------------               ---------------------------------
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

27.0          Article 5 of Regulation S-X - Financial Data Schedule