Form 10-K405
CONNER PERIPHERALS INC
filed 1995-03-30
CIK 792397

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1994
                              OR
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from __________ to _________

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

          Securities registered pursuant to Section 12(b) of the Act-
         Title of class and name of each exchange on which registered:
            Common Stock, $.001 par value- New York Stock Exchange
 6-1/2% Convertible Subordinated Debentures due 2002- New York Stock Exchange 6-3/4% Convertible Subordinated Debentures due 2001- New York Stock Exchange
          Rights to Purchase Series A Participating Preferred Stock-
                            New York Stock Exchange

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         The aggregate value of voting stock held by nonaffiliates of the Registrant was approximately $538,080,000 as of March 7, 1995 based upon the closing sales price on the New York Stock Exchange reported for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may, under certain circumstances, be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 7, 1995, 52,495,602 shares of Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 1995 are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS



       Conner Peripherals, Inc. ("Conner" or the "Company") was incorporated in California in June 1985 and was reincorporated in Delaware in September 1992. The Company's principal executive offices are located at 3081 Zanker Road, San Jose, California 95134, and its telephone number is (408) 456-4500.

General
-------

       Conner operates in one industry segment by designing, building and selling information storage solutions products, including a large selection of hard disk drives, tape drives, storage management software and integrated storage systems for a wide range of computer applications.

       In June 1992, the Company began the process of repositioning itself from being solely a manufacturer of hard disk drives to becoming a leading supplier of total storage solutions for the computer industry. In December 1992, Conner completed the acquisition of Archive Corporation ("Archive") by means of a merger. The acquisition of Archive established Conner's position in the tape drive, software and storage systems markets, thereby supporting its strategy of being a leader in information storage solutions and storage and data protection products. During 1993, the Company took action to reduce excess manufacturing capacity to a level more consistent with sustainable demand, to streamline operations as well as administrative processes to reduce the Company's cost structure and to further integrate and reduce selling, general and administration and research and development activities of both disk and tape drive operations. As a result, the Company recorded certain charges to Unusual Items in 1993 (see Note 4 to the consolidated financial statements). During 1994, the Company qualified to ship certain 3.5-inch disk media manufactured in Milpitas, California to certain third parties. This technically advanced media has a high oersted rating and low glide height specification. Shipments will commence during the first quarter of 1995 to these certain third parties. In January 1994, the Company's then wholly-owned subsidiary, Arcada Software, Inc., ("Arcada") acquired Quest Development Corporation for cash and issued shares to a minority interest party representing approximately a 22% minority ownership interest in Arcada. This acquisition was instrumental in implementing a total storage solutions strategy. Arcada is engaged in developing, producing and marketing software products for data storage management.

       Demand for all of the Company's products is driven by several distinct market trends. First, the shift from centralized computing based on mainframes and minicomputers to networks and client-server architectures has resulted in an increased demand for compact, high capacity, high-performance storage devices and systems for use in networks of personal computers and workstations. Second, the increasing complexity of personal computer and application software operating systems, such as Windows, OS/2, as well as the software applications designed to support them, has resulted in the demand for greater storage capacity in individual computers. Third, the substantial storage requirements necessary to store high resolution images, sound and video data applications is adding significantly to the amount of storage required on personal computer systems, both in business and home environments.

       As the amount of data stored on individual computers increases, the need for efficient and reliable data protection also increases. This need is causing an increase in the demand for tape drives and the complex software which manages the transfer of data from disk drives to tape drives on a network and on individual computer systems.

       The Company's products are sold to original equipment manufacturers ("OEMs"), distributors, value-added resellers ("VARs"), retailers and direct to end-user customers in the U.S. and abroad through a variety of channels.

DISK DRIVES
-----------

       Disk drives address the escalating requirements of high performance microcomputers and workstations for greater storage capacity, faster access time, lower power consumption and smaller size at increasingly lower costs through the use of advanced technologies. These requirements are met through the use of advanced technologies which have additionally allowed the Company to manufacture the products at increasingly lower costs.

       In a disk drive, one or more rigid disks are attached to a spin motor assembly which rotates the disks at a constant speed within a sealed, contamination-free enclosure. Typically, both surfaces of each disk are coated with a thin layer of magnetic material. Magnetic heads record and retrieve data from discrete magnetic domains located on pre-formatted concentric tracks in the magnetic layers of the rotating disks. An actuator positions the head over the proper track upon instructions from the drive's electronic circuitry. Most disk drives are "intelligent" disk drives, which incorporate an embedded controller to manage communications with the computer.

Disk Drive Design
-----------------

       During the last five years, the Company has pioneered a variety of disk drive innovations, many of which have achieved broad acceptance in the disk drive industry in general. The Company was the first to utilize an architecture employing a high microcode content, resulting in significant flexibility and improved reliability in its drives. In addition, the Company was among the earliest to introduce drives using a high-performance voice coil actuator and on-board electronic diagnostics. As a result of various proprietary design innovations, the Company's disk drives achieve high performance with low power consumption. Finally, the Company was the first to introduce drives in a low-profile one inch package. Many of these innovations are protected by patent rights belonging to the Company.

       The Company believes that its disk drive designs have certain important performance characteristics. The benefits to the user include (1) fast access time; (2) low heat dissipation; (3) quiet operation; (4) low power consumption; and, (5) extended product life. Fast access is a performance requirement for systems incorporating 64-bit and 32-bit microprocessors, such as Intel Corporation's ("Intel") Pentium and 80486 and Motorola's 68000 family of microprocessors. Low heat dissipation is an important determinant of a disk drive's reliability because heat may contribute to component failure. Low heat dissipation also allows the possibility of eliminating or reducing the size of cooling fans in computers and thus increases the potential for quieter computer system operation. Low power consumption is also a critical factor in all portable computing applications because these computers use battery power supplies and disk drives are a large power consumer in such systems. Consequently, low power consumption in disk drives reduces the need for a computer to consume a large amount of power in its operation. Although the Company's products continue to perform well in a variety of these performance characteristics, product offerings of the Company's competitors also incorporate many of these design features and achieve comparable performance criteria.

       The benefits of its disk drive designs also include reduced parts count, higher reliability and the built-in ability for self-testing. These benefits may result in the possibility of lower aggregate component costs and reduced requirements for expensive disk drive test equipment, when compared to conventional disk drive designs.

Disk Drive Products
-------------------

       The Company's disk drive products include 2.5-inch and 3.5-inch disk drives which offer storage capacities ranging from 210 megabytes to over 4 gigabytes of formatted capacity. The Company's products include the following product families:

       Filepro Series: The Filepro Series products include one and two-disk, low-profile (one-inch high) 3.5-inch hard disk drives, in capacities of 210, 420, 425, 540, 850 and 1275 megabytes. The Filepro Series is designed to offer the entry level PC user a combination of high capacity, performance, reliability and low price.

       Filepro Advantage Series: The Filepro Advantage Series of 3.5-inch disk drives offers low cost storage for value systems, including networked and desktop PCs used for advanced applications, databases and multimedia. The Filepro Advantage Series is available in capacities of 540, 850 and 1275 megabytes.

       Filepro Performance Series: The Filepro Performance Series drives are available with approximately 1, 2 and 4 gigabytes of capacity and feature seek times as fast as 8.5 milliseconds and data transfer rates of up to 20 megabytes per second. These disk drives are primarily used in multi-user environments including advanced workstation and network systems.

       Filepro Notebook Series: The Filepro Notebook Series of 2.5-inch disk drives provide capacities from 350 to 420 megabytes and address the needs of mobile users of portable PCs and notebook computers, with low power, light weight and a high degree of shock resistance.

TAPE DRIVES
-----------

       Tape drives are peripheral hardware devices which enable low cost storage or data protection of large volumes of data through use of tape stored on small cartridges used singly or in the case of Digital Audio Tape ("DAT"), in multiple autoloader applications.

Tape Drive Products
-------------------

       Computer systems of all types increasingly need dedicated backup storage peripherals that combine high capacity, exceptional performance, low cost and reliability. Conner's full line of minicartridge, DAT and data cartridge tape products meet the needs of the entry, value, performance and portable markets to complement Conner's line of disk drive products.

       Minicartridge Tape Drives: Conner's family of low profile minicartridge tape drives are designed to provide from 250 megabytes to 4 gigabytes of data protection on a single low cost removable cartridge. The entry level products incorporate a floppy interface and are designed for desktop PC applications.
New product introductions in 1994 included the 420, 850 and 1700 megabyte models with a floppy controller interface. The Company's recently introduced 4 gigabyte minicartridge products incorporate SCSI and IDE interfaces and address the need for higher performance tape solutions at an economical price. All minicartridge tape drives are sold either as bare drives or bundled solutions marketed with the brand of Tape Stor. The entry level drives are currently manufactured for Conner in Japan while the higher performance minicartridge products are manufactured by Conner in Singapore.

        DAT Drives: High speed, networked computer environments need automatic data protection and backup in the form of dedicated removable storage peripherals that combine high capacity, absolute reliability, state-of-the-art backup performance and low cost per megabyte in a small form factor. The Conner family of True Computer Grade Digital Audio Tape ("DAT") products provides a balance of these features, storing up to 8 gigabytes of data on a single 4mm cartridge. In addition, the Company offers DAT Autoloaders, which enable the storage of up to 96 gigabytes through an automated loading mechanism which can handle up to 12 DAT tape cartridges in a single tape drive.

       Data Cartridge Drives: Conner Data Cartridge Drives provide high capacity and field-proven data storage in a 5.25-inch, half-high form factor. These data cartridge drives are available in internal and external models with capacities ranging from 250 megabytes to 1.35 gigabytes, and provide high performance data storage using the industry standard Quarter Inch Cartridge (QIC) format that guarantees full backward read compatibility with previous generations of drives.

       Conner MS System: Conner MS System is a turnkey system, fully tested to ensure complete comparability featuring high performance tape drives and backup software. This system includes a tape drive, SCSI controller (only certain models), SCSI data cable, power cable (for external units), Backup Exec Novell-certified software and manuals, installation manual, cleaning kit and a tape. Conner MS systems are backward compatible with previous MaynStream systems and Tapes.

       Conner CS Series: Conner CS Series of mass storage solutions, formerly Archive ST, is designed for workstation and PC-based Unix environments. The CS Series includes data cartridge drives with capacities to 525 megabytes and Conner DAT tape drive kits in capacities ranging from 2 to 8 gigabytes. This product is tested and certified for compatibility with leading UNIX platforms including SCO, IBM RISC System/6000, Sun, Hewlett-Packard, Digital Equipment Corporation and UnixWare, Banyan Vines and NeXTSTEP as well as many others.

SOFTWARE PRODUCTS
-----------------

       Through its Arcada Holdings, Inc. ("AHI") subsidiary, Conner offers a variety of data protection and storage management software through Arcada Software, Inc., a wholly-owned subsidiary of AHI ("Arcada"). Arcada develops data protection and storage management software products that operate across multiple desktop and client-server environments, including those of International Business Machines Corporation, Microsoft, Inc. and Novell, Inc. Arcada markets its products worldwide under the Backup Exec brand name to OEMs, systems integrators, VARs, retailers, large corporate users and retail end-users.

       Backup Exec for NetWare: Backup Exec for NetWare delivers sophisticated client/server based data protection for all servers and workstations on Novell-based networks, including, DOS, Microsoft Windows, OS/2, Apple Macintosh and UNIX workstations as well as NetWare 3.x and 4.x servers. Backup Exec was the first storage software certified by Novell for its new NetWare 4.x network operating system. Backup Exec is offered in single server, enterprise and Windows workstation editions.

       Backup Exec for Windows NT: Backup Exec for Windows NT is a 32-bit backup application created for Microsoft Windows NT which offers a comprehensive data storage solution for Windows NT single users, workstations and servers operating in both local and wide area networks.

       Arcada Backup for Minicartridge: Arcada Backup for Minicartridge offers desktop data protection for DOS and Microsoft Windows users. Arcada sells its product primarily to OEMs and to a lesser extent through the retail and distribution channels. Currently, Arcada's products support substantially all minicartridge tape drives.

       Storage Exec: Storage Exec offers a single backup solution for mixed Microsoft Windows NT Server and OS/2 LAN Manager environments by configuring, scheduling, monitoring and controlling local and remote sites from a central location. This product supports backup of multiple platforms including Microsoft Windows NT, OS/2, Microsoft Windows for Workgroups and DOS.

STORAGE SYSTEMS
---------------

       Conner Storage Systems integrate hardware and software solutions to allow consumers to meet the demanding requirements of the current mixed network environments. The products offered include those products manufactured or developed by Conner, as well as integrated systems which include components or products of third parties. Storage Systems products address the network storage solution marketplace, including disk and RAID subsystems and storage management software for local area networks and workstation environments. Conner Storage Systems products are marketed and sold to VARs and distributors for resale to large corporate users and financial institutions to manage their network storage and data protection needs.

Storage Systems Products
------------------------

       From basic single-user needs to complex network storage requirements, Conner Storage Systems delivers turn-key solutions, coupled with customized service and support. Conner's Storage Systems products address the needs of users ranging from entry-level PCs to enterprise-wide network administrators.

       Conner RAID Subsystems: Conner RAID Subsystems offer four families of products which bring a new level of data availability and security, along with system flexibility and scalability to meet a broad range of user needs within a PC LAN environment. These products range in capacity from 1 to 25 gigabytes that are low cost with comparable systems and offer a high level of performance.

       Conner StorView Software: Conner StorView Software is a complete remote workstation-based control and monitoring software application for Conner RAID Subsystems providing users with a view of Conner RAID devices on the enterprise.

GENERAL SALES AND DISTRIBUTION
------------------------------

       The Company sells its tape drive, disk drive, software and storage systems products principally to OEMs through a direct sales force. The Company focuses its sales efforts on manufacturers of desktop computers and workstations, as well as manufacturers of portable computers and storage subsystems such as servers and arrays.

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

       Sales of the Company's disk drives to Compaq Computer Corporation ("Compaq") accounted for approximately 13% in each of 1994 and 1993 and 15% of the Company's net sales in 1992. Sales to Peripherals Europe GmbH accounted for 12% of the Company's net sales in 1992. No other customer represented more than 10% of net sales for the three years in the period ended December 31, 1994. The Company's sales to any single OEM customer are subject to significant variability from quarter to quarter based on a variety of factors including new product acceptance, price, end-user demand, product availability and competitive offerings.

       The Company also sells products to non-OEM purchasers, such as distributors. Such sales represented 26%, 29% and 31% of net sales for the years in the period ended December 31, 1994, 1993 and 1992, respectively. The Company's distributors typically enter into non-exclusive agreements for the distribution of the Company's products within a specified geographic area. Product deliveries are scheduled upon the Company's receipt of purchase orders. Certain of these agreements provide the distributors with price protection with respect to their inventory of drives and also provide limited rights to return the products. The Company also sells its products through VARs and has expanded its marketing efforts to address different channels that sell computer systems through retailers that sell directly to end-users.

       The Company's foreign sales are generally made directly or through international distributors. Sales to foreign customers may be subject to certain risks, including requirements for the obtaining of export/import licenses, exposure to tariffs and other trade regulations, currency fluctuations and repatriation of profits. The Company's foreign sales represented 48%, 54% and 61% of total net sales for 1994, 1993 and 1992, respectively.

       Geographic area information for the three years ended December 31, 1994 set forth in Note 14 "Foreign Operations" of the Company's 1994 Annual Report for the year ended December 31, 1994 is incorporated herein by reference.

BACKLOG
-------

       At December 31, 1994, the Company's backlog of orders was approximately $205 million as compared to a backlog of approximately $486 million at December 31, 1993. Backlog includes only those units for which a customer has specified delivery within six months.

       Demand for the Company's products is cyclical as the industry has recently experienced alternating periods of severe product shortages and significant overcapacity. During periods of product shortages, the Company's backlog has increased significantly and frequently reflects abnormal customer order patterns, including double ordering, as customers seek to insure the availability of products to support future production. During periods of overcapacity, the Company's backlog has declined precipitously as both OEM customers and distributors seek to reduce their inventories or reduce their purchase commitments.

       The Company's backlog may fluctuate due to certain OEM practices of submitting single large purchase orders to be shipped over an extended period of time. Lead times for the release of purchase orders from other customers depend upon the scheduling practices of the customers, and the Company anticipates that the rate of new purchase orders will vary significantly from month to month. In addition, the Company's actual shipments depend on its production capacity and component availability. Moreover, the pricing of the Company's products as delivered often depends on the date of delivery as prices may be adjusted between the time an order is booked into backlog and the time the product is shipped.

       Shipment patterns during a quarter are frequently characterized by a significantly higher shipment volume in the third month of a quarter than that experienced in the first two months of the quarter. This pattern often causes quarterly results to be difficult to predict. During 1994, order lead times were reduced by certain of the Company's customers. This trend has impacted the Company's visibility to future orders and accordingly has also affected the predictability of financial results. As a result, the Company is experiencing significantly reduced customer order lead times which resulted in lower backlog as of December 31, 1994. In addition, record tape drive shipments which occurred in the fourth quarter of 1994 also attributed to the reduced backlog as of December 31, 1994 when compared to the backlog as of December 31, 1993.

       Based on its past experience and knowledge of the disk drive industry, the Company anticipates that it will experience significant volatility in the scheduling of present and future orders. For these reasons, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

COMPETITION
-----------

       The disk drive and tape drive industry is intensely competitive. The principal competitive factors in the industry are price, early new product availability, product performance, product quality, storage capacity and responsiveness to customers demands which increasingly include schedule predictability.

       The Company believes that it is currently able to compete on the basis of all of these factors. The Company believes that its reliance on outside vendors, which is different from some other companies in the industry that have become more vertically integrated, has given it a competitive advantage both in establishing strong relationships with vendors and in permitting maximum flexibility in product design. The Company believes that competition in the OEM sector of the disk drive industry has become more intense as major disk drive manufacturers commit greater resources to the timely introduction of new products.

       During 1994, the Company experienced a decline in sales of disk drive products to major U.S. corporate accounts. The Company has implemented a program to improve its timely introduction of disk drive products, supporting an effort to address new design-in opportunities with major OEM customers.
However, there can be no assurance that the Company's efforts to regain its position with major OEM customers will be successful, or that any such improvement in sales to such customers will occur in the near term. In particular, due in part to design cycles, the Company does not expect a significant increase in penetration of corporate accounts in the first half of 1995. The Company believes that an increase in sales to major OEM customers is important to the Company's long-term competitive position.

       The information storage industry, and the disk drive industry in particular, are intensely competitive. Recently, the industry has undergone a period of increased price competition, and the Company expects that the resulting environment of increased price degradation will continue. This environment can be expected to place ongoing pressure on the Company's gross margins and profitability. No assurance can be given as to the Company's operating results during this period.

       The Company primarily competes against independent manufacturers of 2.5-inch and 3.5-inch disk drives, including companies such as Micropolis Corporation, Maxtor Corporation, Quantum Corporation, Seagate Technology, Inc. and Western Digital Corporation. The Company also competes indirectly with disk drive divisions of larger computer manufacturers such as The Hewlett-Packard Company, International Business Machines Corporation, Fujitsu, Hitachi and Toshiba. Should other major OEMs successfully develop disk drive manufacturing capabilities, the demand for the Company's products could be reduced. The Company's principal competitors in tape drive products are Colorado Memory Systems, Inc. (acquired by Hewlett-Packard), Exabyte Corporation, Iomega Corporation and Rexon, Inc. The primary competitors in software products are Cheyenne Software, Inc., Colorado Memory Systems, Inc. (acquired by Hewlett-Packard), and Palindrome Corporation (acquired by Seagate Technology, Inc.). The primary competitors in the storage systems products are Micropolis Corporation and Storage Dimensions, Inc.

MANUFACTURING
-------------

       The Company expects that it will continue to purchase a substantial majority of its component requirements from outside sources. However, from time to time, the Company may establish limited internal production of certain components, particularly during periods of supply constraints or when internal production capability may contribute to new product development efforts. For example, the Company is currently manufacturing the majority of its media requirements. In 1994, the Company qualified to ship certain 3.5-inch media to third-parties commencing in the first quarter of 1995. The Company's disk drive manufacturing operations consist primarily of final assembly of heads and disks in a class-10 clean area as well as the formatting and testing of the assembly. Printed circuit boards are tested before they are assembled with head/disk assemblies into disk drives. After assembly, each disk drive is operated in a self-diagnostic mode where actual data transfers take place and various parameters in the disk drive are tested and adjusted specifically for that disk drive. The Company's testing procedures may vary depending upon the requirements of particular OEM customers.

       From time-to-time, the Company has experienced production delays due to contamination related issues, yield shortfalls and other production difficulties and the Company could experience similar delays in the future. Control and continuous improvement of process yields by both Conner and its suppliers are key determinants of manufacturing output, efficiency, product quality/reliability and overall profitability. Moreover, there can be no assurance that a defect will not escape identification in the factory and require costly recall from customer sites.

       The Company is currently experiencing certain production difficulties with respect to certain of its new products, and expects that it will continue to experience manufacturing problems from time-to-time in the future. A prolonged inability to increase production yields and efficiencies on its new disk drive products would significantly impair the Company's profitability and competitive position.

       The Company's business conditions require it to establish high-volume manufacturing capability in anticipation of market demand. The Company's ability to establish high-volume, low-cost manufacturing capacity depends in part on its ability to obtain uninterrupted access to advanced technology components in required volumes and at competitive prices. At the present time, certain of these components are available only from single sources, although the Company maintains ongoing programs to qualify additional sources for such components where practicable. In particular, the Company has recently experienced shortages of certain semiconductor and head components, which shortages have adversely affected the Company's sales and ability to satisfy customer demand for certain products in recent periods. There can be no assurance that these supply constraints will not recur.

       To reduce its exposure to production delays at times of component shortage, the Company often seeks to qualify alternative components when practicable. However, a prolonged interruption, or a reduction in the supply of one or more key components, could nevertheless occur and would adversely affect the Company's operating results and customer relationships.

       The Company continues to produce the majority of its disk drives in Malaysia, Singapore, China and Italy. The Company began to manufacture in the Peoples's Republic of China through Conner Shenzhen Peripherals Company Ltd., a joint venture with Shenzhen CPC, in December 1992. Through this venture, Conner became the first company to establish a disk drive manufacturing facility in the People's Republic of China and it is anticipated that this manufacturing operation will continue to increase production volumes during the first half of 1995. The expansion of production in offshore facilities requires tight inventory and cost controls and employee training. In addition, the transfer of production of a product to a new facility requires qualification of the facility by certain of the Company's major OEM customers. Accordingly, such transfers may have a short-term disruptive effect on the Company's operations. Foreign manufacturing is also subject to certain risks, including changes of governmental policies, transportation delays and interruptions and the imposition of tariffs and import/export controls. There are also risks inherent in being the first company to manufacture disk drives in the People's Republic of China. Furthermore, currency exchange fluctuations could increase the cost of components manufactured abroad.

       A significant portion of Conner's tape drive manufacturing is done by one outside vendor, Matsushita Kotubuki Electronics ("MKE"). Conner also manufactures and/or assembles some of its own tape drive products in the same Singapore facility that currently produces its disk drives. Any prolonged interruption or reduction in supply of tape drives from MKE would adversely affect the Company's operating results and customer relationships.

RESEARCH AND DEVELOPMENT
------------------------

       The Company participates in an industry that is subject to rapid technological changes, and its ability to remain competitive depends on, among other things, its ability to maintain a leadership position in technology innovation. As a result, the Company has devoted and will continue to devote substantial resources to product development and process engineering efforts.
In 1994, 1993 and 1992 the Company's research and development expenses were $130,771,000, $137,465,000 and $94,652,000, respectively. The Company's research and development expenses in the past year reflect the Company's continued prototype production and testing associated with planned introductions of several new products and technologies. All of the Company's research and development costs are expensed as incurred.

       The Company's current disk drive research and new product development efforts are principally directed to the development and prototype production of new high performance 3.5-inch and 2.5-inch disk drives. Disk drives currently in development employ more complex designs and a greater number of technologically advanced components than previous disk drive generations. Accordingly, it is possible that it will be more difficult to introduce these disk drives to volume manufacturing than was the case with previous disk drive generations.

       The Company's disk drive research and new product development is conducted primarily at its facilities in Longmont, Colorado and San Jose, California. The Company's process engineering and final product development is conducted principally at research and product development facilities and at its facilities in Singapore.

       The Company's tape drive research and new product development is conducted primarily at its Costa Mesa, California facility. In 1994, tape engineering resources were devoted to the development of several new tape products including a "wide" minicartridge tape drive capable of 27% more storage capacity than existing minicartridge tape drives and a SCSI interface minicartridge tape drive with 2 to 4 megabytes of data storage capacity. The "wide" and SCSI interface tape drives were both launched in 1994. Also, in 1994, the Company substantially completed the development of the industry's first ATAPI (ATA packet interface) IDE minicartridge tape drive, which was launched in the first quarter of 1995. Development of tape drives to support the newly announced "Travan" extended length tape cartridges also began in 1994. The Company also continued devoting engineering resources to achieve cost reductions in current tape products as well as in development of an arcuate scan technology tape drive.

       The Company's current software research and new product development efforts are principally directed towards developing data protection management software for Windows 1995, O/S2 and UNIX operating platforms in addition to continued efforts in developing new versions of existing products. The Company's software development is conducted principally at its facility in San Luis Obispo, California.

PATENTS AND LICENSES
--------------------

       The Company has been granted or has acquired 37 United States patents and has approximately 85 patent applications pending related to disk drive technology. The Company's issued patents include a patent covering the Company's microprocessor and microcode based architecture, and a patent covering the self-testing diagnostic features incorporated in its disk drives. In addition, the Company has been granted a patent covering its brushless motor design and a patent covering certain mechanical design features of its low profile drives, including various design features related to the one-inch high form factor.

       The Company has obtained or applied for a variety of additional patents relating to other aspects of its drives, including certain features used in achieving the low power functionalities of its disk drives which are important for laptop and notebook applications, as well as certain desktop applications. The Company has also acquired or been granted 90 United States patents, and has approximately 24 patent applications pending, as part of the Archive acquisition in December 1992 which relate to tape drive designs or technologies.

       In addition to patent protection, the Company relies on the laws of unfair competition, copyright and trade secrets to protect its proprietary rights. The Company believes that its technological know-how and abilities, protectable under these bodies of law, are equally important to its business as technical innovations are subject to patent protection.

       As is typical in the disk drive industry, Conner has from time to time been notified that it may be infringing certain patents and other intellectual property rights of others, and the Company is engaged in several patent infringement lawsuits, both as plaintiff and defendant. Although the Company may offer licenses in connection with these claims, there can be no assurance that such claims will not result in litigation in the future regarding patents, mask works, copyrights, trademarks or trade secrets, or that any licenses or other rights can be obtained on acceptable terms. See Item 3 "Legal Proceedings."

FACTORS AFFECTING EARNINGS AND STOCK PRICE
------------------------------------------

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

       During the first quarter of 1995, the Company commenced initial volume shipments of a significant number of new disk drive products. As is common during periods of product transition, the Company has experienced certain difficulties and delays in achieving volume production of certain of these products, including the Company's new Cayman disk drives. In addition, during the first quarter of 1995, the Company has experienced a shortfall in production in the Company's Cabo family of 425/850/1275 megabyte drives due to the decommitment of shipments by a supplier of components. The Company also believes that price competition in the market for disk drives with capacities under one gigabyte has further intensified. The Company's operating results during the first quarter of 1995 will reflect these factors. There can be no assurance that these factors may not continue to affect the Company's operating results in future periods.

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

EMPLOYEES
---------

       At December 31, 1994, the Company had 10,290 employees, of whom 490 were in research and development or process development engineering; 390 were in marketing and sales; 649 were in general administration; and 8,761 were in operations, with 5,574 in direct labor and the remainder in quality assurance, test and manufacturing engineering, procurement and material management, production management and customer service. None of the Company's employees, except those in Italy, are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES
         ----------

Facilities
----------

       The following table sets forth information concerning the principal operating facilities of the Company and approximate square footage as of February 15, 1995:

                                                       Square
                                                         Feet
                                                         ----

       Manufacturing and Distribution:
         United States (9 buildings)..............    536,000
         Asia (6 buildings).......................  1,014,000
         Europe (2 buildings).....................    120,000

       Administration, Research and Development:
         United States (16 buildings).............    467,000
         Asia (1 building)........................      1,200

       Sales and Customer Service:
         Sales and customer service offices
         (30 buildings in North America,
         Asia and Europe).........................    161,000

       The Company leases most of the operating facilities listed above with the exception of certain owned facilities located in the United States and Asia. In addition, certain owned and leased facilities have been vacated and/or subleased to third parties. Such facilities were vacated as a result of the Company's restructuring actions taken during 1993. Two owned facilities are currently held for sale. The square footage of vacated and/or subleased facilities is approximately 319,000. The Company considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on the Company's business. All manufacturing facilities operate at utilization levels considered satisfactory by the Company, other than a manufacturing facility located in Europe which is not currently utilized. The lease terms for this facility were renegotiated to coincide with the reduction in utilization as a result of the Company's restructuring actions taken during 1993.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

       The Company and certain of its officers and certain directors are defendants in a securities class action lawsuit which purports to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related stockholders derivative suit. The complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

       In August 1993, the Company was served with a patent infringement complaint, filed by IBM, alleging that products manufactured by the Company have infringed certain patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that disk drives produced by IBM do not infringe certain patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counterclaiming that IBM disk drives infringe certain patents owned by Conner, including those patents contained in the IBM complaint. The Company believes that it has meritorious defenses against these allegations, that it has valid claims against IBM and will defend this action vigorously. Although the Company has engaged in continuous discussions with IBM toward an appropriate cross-licensing arrangement, the Company is unable to predict the outcome of the settlement negotiations, the litigation and the ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business. In addition, this litigation is causing the Company to incur significant costs, including substantial legal expenses.

       In 1992, the Company filed a patent infringement lawsuit against Western Digital Corporation ("Western Digital") alleging the infringement of five of the Company's patents by Western Digital. Western Digital has filed a counterclaim alleging infringement of certain of its patents by the Company. The Company believes it has valid claims against Western Digital and meritorious defenses to the claims asserted by Western Digital.

       In 1994, the Company was served with a patent litigation claim alleging that the Company's DC2000 tape drives infringe a patent held by Iomega Corporation ("Iomega"). This claim was settled by the Company and Iomega during 1994 and had no material effect on the results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

  Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         --------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

       Information regarding the market for the Registrant's common equity and related stockholder matters is set forth under the heading "Consolidated Statements of Stockholders' Equity" on page 25 and under the heading "Market Price of Common Stock" on page 40 of the 1994 Annual Report, which sections are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

       Information regarding selected financial information is set forth under the headings "Selected Financial Data" and "Summary Quarterly Data- Unaudited" on page 13 of the 1994 Annual Report, which sections are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

       Information regarding management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 21 of the 1994 Annual Report, which section is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

       Consolidated Financial Statements of the Company at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 and the report of independent accountants therein, as well as the Company's unaudited quarterly financial information for the two-year period ended December 31, 1994 is set forth on pages 22 through 39 and on page 13 of the 1994 Annual Report, which sections are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------

     Not applicable.

PART III

       Certain information required by Part III is omitted from this Report on Form 10-K in that the Company has filed a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders to be held April 25, 1995 with the Securities and Exchange Commission and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

       The information regarding directors of the Company is incorporated by reference to the information under the caption "Proposal No. 1- Election of Directors" in the Proxy Statement. The information concerning executive officers of the Company is incorporated by reference to the information under the caption "Proposal No. 1- Election of Directors" and under the caption "Other Information- Executive Officers" in the Proxy Statement. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information under the caption "Other Information- Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

       The information required by this Item is incorporated by reference to the information under the caption "Executive Officer Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

       The information required by this Item is incorporated by reference to the information under the caption "Other Information- Share Ownership by Principal Stockholders and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

       The information required by this Item is incorporated by reference to the information under the captions "Certain Transactions" and "Executive Compensation- Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

(a) The financial statements listed in the following index to consolidated financial statements are filed as part of this Annual Report on Form 10-K.

                                                               Page in
  1.   Financial Statements                                 Annual Report
                                                            -------------

       Consolidated Balance Sheets at December 31, 1994
       and December 31, 1993                                     22

       Consolidated Statements of Operations for the
       three years ended December 31, 1994                       23

       Consolidated Statements of Cash Flows for the
       three years ended December 31, 1994                       24

       Consolidated Statement of Stockholders' Equity
       for the three years ended December 31, 1994               25

       Notes to Consolidated Financial Statements                26

       Report of Independent Accountants                         39

  2.   Financial Statement Schedule

       Schedule       Description                               Page
       --------       -----------                               ----
       VIII           Valuation and Qualifying Accounts         S-1
                      Report of Independent Accountants on
                      Financial Statement Schedule              S-2

       Schedules not listed above have been omitted because they are inapplicable.

  3.   Exhibits

       Refer to (c) below.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed on behalf of Registrant during the quarter ended December 31, 1994.

(c)  Exhibits

              2.1(5) Agreement and Plan of Merger between Conner Peripherals, Inc., a Delaware corporation, and Conner Peripherals, Inc., a California corporation, dated July 13, 1992.

              2.2(6) Agreement and Plan of Merger between Archive Corporation, Conner Acquisition Corp. and Conner Peripherals, Inc. dated November 18, 1992, as amended.

              3.1(5) Certificate of Incorporation of Registrant, as amended to date.

              3.2           Bylaws of Registrant, as amended to date.

              3.3(10) Certificate of Designation of Rights Preferences and Privileges of Series A Participating Preferred Stock of Registrant.

              4.1(2)        Form of Indenture relating to Registrant's
                            6-3/4% Convertible Subordinated Debentures due 2001.

              4.2(3)        Form of Indenture relating to Registrant's
                            6-1/2% Convertible Subordinated Debentures due 2002.

              4.3(10) Preferred Shares Rights Agreement dated November 29, 1994 between Registrant and The First National Bank of Boston, Rights Agent.

              10.1*         Summary of Registrant's Profit Sharing Plan.

              10.2(8)* Registrant's 1986 Incentive Stock Plan, together with forms of agreements thereunder, as amended.

              10.3* Registrant's Employee Stock Purchase Plan, as amended.

              10.4(4)*      Registrant's 1992 Restricted Stock Plan.

              10.5(7)* Stock Option and Restricted Stock Purchase Plan - 1981 and form of option agreement with respect thereto.

              10.6(7)* Incentive Stock Option Plan - 1981 and form of option agreement with respect thereto.

               10.7*        Registrant's 1995 Director Stock Plan.

               10.8(5)*     Form of Officer and Director Amended and Restated
                            Indemnification Agreement.

               10.9*        Summaries of Registrant's Executive Incentive Plans.

               10.10* Form of Change of Control Agreement entered into by Registrant and Mr. Finis F. Conner.

               10.11* Form of Change of Control Agreement entered into by Registrant and Mr. David T. Mitchell and Mr. P.
                            Jackson Bell.

               10.12* Form of Change of Control and Severence Agreement entered into by Registrant and Mr. Donald Massaro, Mr. Kenneth Potashner and Dr. Michael Workman.

               10.13*       Employment Contract/Termination Agreement between
                            Registrant and David T. Mitchell and form of Employment Contract/Termination Agreement between
                            Registrant and P. Jackson Bell.

               10.14(1)     Lease Agreement dated August 19, 1988 between
                            Registrant and Corporate Plaza, Phase I, a
                            California general partnership, for certain land and improvements commonly known as Corporate Plaza, located in San Jose, California.

               10.15 Amendments One, Two and Three to Lease Agreement dated August 19, 1988 between Registrant and
                            Corporate Plaza, Phase I referenced above.

               10.16(1)     Lease Agreement dated June 16, 1988 between Conner
                            Peripherals, Singapore, Ltd. and Newton Investment
                            Ltd. for the sixth story of 151 Lorong Chuan, Singapore.

               10.17(1)     Lease Agreement dated December 8, 1988 between
                            Conner Peripherals Singapore, Ltd. for the fifth story of 151 Lorong Chuan, Singapore.

               10.18(3) Amendment to Lease Agreements dated June 16, 1988 and December 8, 1988 between Conner Peripherals,
                            Singapore, Ltd. and Newton Investment Ltd. for the sixth and fifth stories, respectively, of 151 Lorong
                            Chuan, Singapore, dated October 23, 1991. See
                            Exhibits 10.16 and 10.17 listed above.

               10.19(9)     Sixth Amendment dated December 22, 1993 ("Sixth
                            Amendment") to Note Purchase Agreement among
                            Registrant and Principal Mutual Life Insurance
                            Company, Northwestern National Life Insurance
                            Company, Northern Life Insurance Company, The North
                            Atlantic Life Insurance Company of America and
                            Ministers Life - a Mutual Life Insurance Company dated June 1, 1989 ("Note Purchase Agreement").
                            Exhibit A to the Sixth Amendment is a copy of the Amended and Restated Note Purchase Agreement which includes all amendments and agreements entered into to date with respect to the Note Purchase Agreement.

               10.20(9)     Fifth Amendment dated December 22, 1993 ("Fifth
                            Amendment") to the Note Agreement dated as of March
                            29, 1991 ("Note Agreement") among Registrant and the
                            Purchasers listed in such agreement relating to the Registrant's Series A and Series B Senior Notes.
                            Exhibit A to the Fifth Amendment is a copy of the Amended and Restated Note Agreement which includes all amendments and agreements entered into to date with respect to the Note Agreement.

               10.21        Sixth Amendment dated October 31, 1994 to the Note
                            Agreement dated as of March 29, 1991 among Registrant and the Purchasers listed in such agreement relating to the Registrant's Series A and Series B Senior Notes.

               10.22(5) Lease Agreement to supersede the Lease Agreement that is dated August 1, 1989, on August 1, 1992 for
                            Building 1 at 2400 Trade Centre Drive, Longmont, CO.

               10.23(5)     Stock Purchase Agreement between Compaq Computer
                            Corporation and Registrant dated July 28, 1992.

               10.24(8)     Lease Agreement dated March 21, 1992 between Newton
                            Investment Ltd. and Conner Peripherals Pte. Ltd. for the third story of 151 Lorong Chuan, Singapore.

               10.25(9)     Sublease Agreement between the Registrant and
                            General Signal Corporation for the property located at 195 South Milpitas Boulevard, Milpitas,
                            California, dated February 20, 1993.

               10.26(9)     Credit Agreement dated December 23, 1993 among
                            Registrant and Bank of America National Trust and
                            Savings Association, as Agent, and the other financial institutions which are parties thereto.

               10.27        First Amendment dated October 19, 1994 to Credit
                            Agreement dated December 23, 1993 among Registrant
                            Bank of America National Trust and Savings
                            Association, as Agent, and the other financial institutions which are parties thereto.

               10.28        Second Amendment dated November 16, 1994 to Credit
                            Agreement dated December 23, 1993 among Registrant
                            Bank of America National Trust and Savings
                            Association, as Agent, and the other financial institutions which are parties thereto.

               11.1 Statement regarding computation of Registrant's earnings per share.

               13.1         1994 Annual Report to Stockholders.

               21.1         Subsidiaries of Registrant.

               23.1         Consent of Independent Accountants.

               24.1         Power of Attorney (see pages 25 and 26).

               27.0         Article 5 of Regulation S-X - Financial Data
                            Schedule

______________________

(1) Incorporated by reference to exhibit filed with Registration Statement No. 33-26831.

(2) Incorporated by reference to exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.

(3) Incorporated by reference to exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.

(4) Incorporated by reference to exhibit filed with Registrant's Registration Statement No. 33-46886.

(5) Incorporated by reference to exhibit filed with Registrant's Form 8-B filed with the Securities and Exchange Commission on September 9, 1992.

(6) Incorporated by reference to exhibit filed with the Tender Offer Statement on Schedule 14D-1, as amended, of Conner Acquisition Corporation and Conner Peripherals, Inc., filed with the Securities and Exchange Commission on November 24, 1992.

(7) Incorporated by reference to exhibit filed with Registrant's Registration Statement No. 33-56878.

(8) Incorporated by reference to exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.

(9) Incorporated by reference to exhibit filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.

(10) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 30, 1994.
___________________________

*  Denotes a management contract or compensatory plan or arrangement.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CONNER PERIPHERALS, INC.



By:/s/ P. Jackson Bell
   --------------------------------------
  P. Jackson Bell, Executive Vice President
  and Chief Financial Officer

Dated: March 24, 1995

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints P. Jackson Bell and Finis F. Conner and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Finis F. Conner                Chairman of the Board              March 24, 1995
-------------------------           of Directors and Chief
(Finis F. Conner)                   Executive Officer
Principal Executive
Officer


/s/ David T. Mitchell               President, Chief                   March 24, 1995
-------------------------           Operating Officer and Director
(David T. Mitchell)

 /s/ P. Jackson Bell                Executive Vice President           March 24, 1995
-------------------------           and Chief Financial Officer
(P. Jackson Bell)
(Principal Financial and
Accounting Officer)


 /s/ William S. Anderson            Director                           March 24, 1995
-------------------------
(William S. Anderson)


 /s/ Mark Rossi                     Director                           March 24, 1995
-------------------------
(Mark Rossi)


/s/ Linda Wertheimer Hart           Director                           March 24, 1995
-------------------------
(Linda Wertheimer Hart)


 /s/ L. Paul Bremer                 Director                           March 24, 1995
-------------------------
(L. Paul Bremer)


 /s/ W. Howard Lester               Director                           March 24, 1995
-------------------------
(W. Howard Lester)

/s/ R. Elton White                  Director                           March 24, 1995
------------------
(R. Elton White)

                           CONNER PERIPHERALS, INC.

                        1994 ANNUAL REPORT ON FORM 10-K




                     Index to Financial Statement Schedule

         Schedule            Description                                    Page
      -----------            -----------                                   -----
           VIII              Valuation and Qualifying Accounts              S-1
                             Report of Independent Accountants on
                             Financial Statement Schedule                   S-2

                           CONNER  PERIPHERALS, INC.

               SCHEDULE VIII- VALUATION AND QUALIFYING ACCOUNTS

                            Balance at       Charged    Charged to                             Balance
                          Beginning of      to Costs         Other                              at End
Description                     Period  and Expenses  Accounts /1/       Deductions /2/      of Period
--------------                  ------  ------------  ------------       --------------      ---------

1992:
Allowance for accounts
    receivable             $10,054,000   $19,339,000    $4,299,000        $          --    $33,692,000


1993:
Allowance for accounts
    receivable             $33,692,000   $ 9,749,000    $       --        $  (4,011,000)   $39,430,000


1994:
Allowance for accounts     $39,430,000   $ 2,273,000    $       --        $ (10,211,000)   $31,492,000
    receivable









____________________________________
/1/ Charged to Other Accounts in 1992 includes reserves relating to Archive
    Corporation.

/2/ Accounts written off, net of recoveries.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                     -------------------------------------
                         FINANCIAL STATEMENT SCHEDULE
                         ----------------------------

To the Board of Directors
of Conner Peripherals, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 11, 1995 appearing on page 39 of the 1994 Annual Report to Stockholders of Conner Peripherals, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE  WATERHOUSE  LLP

Price Waterhouse LLP
San Jose, CA
January 11, 1995

                            CONNER PERIPHERALS, INC.
                        1994 Annual Report on Form 10-K


                             Index to Exhibits


Number     Description
------     -----------
3.2        Bylaws of Registrant, as amended to date.

10.1       Summary of Registrant's Profit Sharing Plan.

10.3       Registrant's Employee Stock Purchase Plan.

10.7       Registrant's 1995 Director Stock Plan.

10.9       Summaries of Registrant's Executive Incentive Plans.

10.10 Form of Change of Control Agreement entered into by Registrant and Mr. Finis F. Conner.

10.11 Form of Change of Control Agreement entered into by Registrant and Mr. David T. Mitchell and Mr. P. Jackson Bell.

10.12 Form of Change of Control and Severence Agreement entered into by Registrant and Mr. Donald Massaro, Mr. Kenneth Potashner and Dr. Michael Workman.

10.13      Employment Contract/Termination Agreement between Registrant and
           David T. Mitchell and form of Employment Contract/Termination
           Agreement between Registrant and P. Jackson Bell.

10.15      Amendments One, Two and Three to Lease Agreement dated
           August 19, 1988 between Registrant and Corporate Plaza.

10.21 Sixth Amendment dated October 31, 1994 to the Note Agreement dated as of March 29, 1991 among Registrant and the Purchasers listed in such agreement relating to the Registrant's Series A and Series B
           Senior Notes.

10.27      First Amendment dated October 19, 1994 to Credit Agreement dated
           December 23, 1993 among Registrant Bank of America National Trust and
           Savings Association, as Agent, and the other financial institutions which are parties thereto.

10.28 Second Amendment dated November 16, 1994 to Credit Agreement dated December 23, 1993 among Registrant Bank of America National Trust and Savings Association, as Agent, and the other financial institutions which are parties thereto.

11.1         Statement regarding computation of Registrant's earnings per share.

13.1         1994 Annual Report to Stockholders.

21.1         Subsidiaries of Registrant.

23.1         Consent of Independent Accountants.

24.1         Power of Attorney (see pages 25 and 26).

27.0         Article 5 of Regulation S-X - Financial Data Schedule