Form 10-Q
period 1995-03-31
CONNER PERIPHERALS INC
filed 1995-05-16
CIK 792397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to  __________

                        Commission file number 1-10639


                            CONNER PERIPHERALS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                 94-2968210
   (State of incorporation)                     (I.R.S. Employer
                                               Identification No.)


      3081 ZANKER ROAD, SAN JOSE, CALIFORNIA           95134
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

                           Yes   X          No
                               -----            ----


As of April 28, 1995, 52,518,290 shares of the Registrant's Common Stock were issued and outstanding.

                            CONNER PERIPHERALS, INC.

                                   FORM 10-Q

                                     INDEX

                                                           PAGE
                                                           ----
         Cover Page                                          1


         Index                                               2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets,
         March 31, 1995 and December 31, 1994                3

         Condensed Consolidated Statements of
         Operations for the Three Months Ended
         March 31, 1995 and 1994                             4

         Condensed Consolidated Statements of Cash
         Flows for the Three Months Ended
         March 31, 1995 and 1994                             5

         Notes to Unaudited Condensed Consolidated
         Financial Statements                              6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    9-15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                  16

Item 6.  Exhibits and Reports on Form 8-K                   16

         Signatures                                         17


                         PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CONNER PERIPHERALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                      March 31,    December 31,
                                                         1995          1994
                                                      ----------   ------------
                  ASSETS
                  ------

Current assets:
  Cash, cash equivalents and short-term investments   $  478,261     $  443,239
  Accounts receivable, net                               334,468        307,454
  Inventory                                              206,905        255,880
  Deferred income taxes                                   51,950         51,950
  Other                                                   90,757        111,187
                                                      ----------     ----------
     Total current assets                              1,162,341      1,169,710

Property, plant and equipment, net                       228,867        237,066
Goodwill and other intangibles, net                       38,936         39,255
Other                                                     13,978         15,398
                                                      ----------     ----------
                                                      $1,444,122     $1,461,429
                                                      ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable                                    $  200,893   $  139,559
  Accrued expenses                                       180,019      190,372
  Current portion of long term debt                       44,704       34,922
                                                      ----------   ----------
     Total current liabilities                           425,616      364,853

Long-term debt, less current portion                     543,776      627,059
Deferred income taxes and other                          130,526      131,193

Minority interest                                          2,541        1,648

Stockholders' equity:
  Preferred stock, $0.001 par value; 20,000,000
     shares authorized, none outstanding                      --           --
  Common stock and paid-in-capital,
     $0.001 par value; 100,000,000 shares
     authorized, 52,506,820 and 52,460,734
     shares issued and outstanding                       260,960      260,592
  Retained earnings                                       80,703       76,084
                                                      ----------   ----------
      Total stockholders' equity                         341,663      336,676
                                                      ----------   ----------
                                                      $1,444,122   $1,461,429
                                                      ==========   ==========

                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                 Three months ended
                                                                      March 31,
                                                              ------------------------
                                                                 1995          1994
                                                              -----------   ----------
Net sales                                                        $610,395     $563,958
Cost of sales                                                     518,615      436,143
                                                                 --------     --------
Gross profit                                                       91,780      127,815
                                                                 --------     --------
Operating expenses:
   Selling, general and administrative                             50,998       48,216
   Research and development                                        37,437       30,944
   Amortization of goodwill and other intangibles                   2,552        3,772
                                                                 --------     --------
      Total operating expenses                                     90,987       82,932
                                                                 --------     --------

Income from operations                                                793       44,883

Interest expense                                                  (11,544)     (12,651)
Other income/(expense), net                                        10,872        4,389
                                                                 --------     --------

Income before income taxes and extraordinary item                     121       36,621

Provision for income taxes                                            (40)     (12,817)
                                                                 --------     --------

Income before extraordinary item                                       81       23,804
Extraordinary item:
   Gain on extinguishment of debt
   (less applicable income taxes of $3,153)                         4,538           --
                                                                 --------     --------

Net income                                                       $  4,619     $ 23,804
                                                                 ========     ========

Net income per share:
   Primary:
      Income before extraordinary item                           $   0.00     $   0.46
      Extraordinary item                                             0.09           --
                                                                 --------     --------
                                                                 $   0.09     $   0.46
                                                                 ========     ========

   Fully diluted:
      Income before extraordinary item                           $   0.00     $   0.40
      Extraordinary item                                             0.09           --
                                                                 --------     --------
                                                                 $   0.09     $   0.40
                                                                 ========     ========

Weighted average shares:
   Primary                                                         52,682       52,019
                                                                 ========     ========
   Fully diluted                                                   52,682       74,331
                                                                 ========     ========

                             See accompanying notes

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                  -----------------------
                                                                     1995         1994
                                                                  ----------    ---------
Cash flows from operating activities:
  Net income                                                       $   4,619    $ 23,804
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation and amortization                                      22,538      21,905
   Extraordinary item, net                                            (4,538)         --
   Gain from sale of  building                                        (6,098)         --
   Minority interest and other                                           449       2,048
Changes in assets and liabilities:
  Accounts receivable, net                                           (27,014)    (23,858)
  Inventory                                                           48,975     (29,577)
  Accounts payable and accrued expenses                               43,239      24,166
  Other                                                               (5,832)    (64,285)
                                                                   ---------    --------
     Cash provided by/(used in) operating activities                  76,338     (45,797)

Cash flows from investing activities:
  Proceeds from Read Rite stock sale                                  18,664          --
  Proceeds from note receivable                                       10,000          --
  Proceeds from sale of building                                      15,925          --
  Capital expenditures                                               (22,884)    (24,376)
  Purchases of investments held to maturity                          (20,000)    (66,531)
  Purchases of investments available for sale                       (276,468)    (59,990)
  Maturity of investments held to maturity                            45,520      96,737
  Sale of investments available for sale                             263,386      89,133
  Purchase of minority interest                                       (3,000)         --
  Merger with Quest Development Corporation                               --      (8,500)
                                                                   ---------    --------
     Cash provided by investing activities                            31,143      26,473

Cash flows from financing activities:
  Repayments of long-term debt                                       (60,389)    (31,229)
  Issuance of common stock                                               368       3,590
                                                                   ---------    --------
     Cash used in financing activities                               (60,021)    (27,639)

Net increase/(decrease) in cash and cash equivalents                  47,460     (46,963)
Cash and cash equivalents at beginning of the period                 202,386     197,499
                                                                   ---------    --------
Cash and cash equivalents at end of the period                       249,846     150,536
Short-term investments                                               228,415     260,699
                                                                   ---------    --------
Total cash and short-term investments                              $ 478,261    $411,235
                                                                   =========    ========

                             See accompanying notes

                            CONNER PERIPHERALS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 1995 and 1994, have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1994, included in the Company's 1994 Annual Report on Form 10-K.

NOTE 2 - Inventories
- --------------------

Inventories consisted of the following components:


                                                                        March 31,    December 31,
                                                                           1995          1994
                                                                        ----------   -------------
                                                                              (In Thousands)
       Purchased components                                              $ 82,540        $ 86,970
       Work-in-process                                                     77,046          72,692
       Finished goods                                                      47,319          96,218
                                                                         --------        --------
                                                                         $206,905        $255,880
                                                                         ========        ========

NOTE 3 - Other Income/(Expense), Net
- ------------------------------------

Other income/(expense), net consisted of the following components:

                                                                           Three months ended
                                                                                March 31,
                                                                             1995            1994
                                                                         --------        --------
                                                                              (In Thousands)
       Interest income                                                   $  6,269        $  4,273
       Gain on sale of building                                             6,098              --
       Minority interest                                                     (893)          2,548
       Other                                                                 (602)         (2,432)
                                                                         --------        --------
                                                                         $ 10,872        $  4,389
                                                                         ========        ========

NOTE 4 - Acquisitions
- ---------------------

In February 1995, the Company increased its ownership interest from 78% in Arcada Software, Inc. to 81% through the purchase of additional shares from a minority stockholder for $3,000,000.

NOTE 5 - Supplemental Cash Flow Disclosure
- ---------------------------------------------

                                                Three months ended
                                                    March 31,
                                                -------------------
                                                 1995       1994
                                                -------   ---------
                                                  (In Thousands)
   Cash paid during the period for:
         Interest                               $23,904     $24,471
         Income taxes                           $ 9,241          --

NOTE 6 - Restructuring
- ----------------------

There have been no significant changes to the Company's estimate of the total cost of restructuring subsequent to December 31, 1994. Charges to restructuring reserves for the three-month period ended March 31, 1995 were not material.

NOTE 7 - Reduction of Debt and Extraordinary Item
- -------------------------------------------------

During the three-month period ended March 31, 1995, the Company purchased at a discount, certain of its 6.5% and 6.75% Convertible Subordinated Debentures with a face value of $41,102,000 and entered into an agreement to retire the remaining $41,666,000 of its outstanding Series A and Series B Senior Notes in early April 1995 with a prepayment fee of $1,100,000. As a result of these transactions, the Company recorded a net extraordinary gain of $4,538,000 (less applicable income taxes of $3,153,000) or $0.09 per share.

NOTE 8 - Income Taxes
- ---------------------

In December 1994, the Internal Revenue Service (IRS) completed its review of the Company's federal tax returns for 1989 and 1990 and issued a deficiency notice for $43,000,000 in additional taxes. This assessment results primarily from adjustments proposed by the IRS to the allocation of income between the Company and its foreign manufacturing subsidiaries. The Company believes it has meritorious defenses to the proposed adjustments and will contest this assessment vigorously. Upon final resolution, the deficiency payment, if any, will include interest. Management believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations.

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

In 1993, the Company was served with a patent infringement complaint, filed by IBM, alleging that products manufactured by the Company have infringed certain patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that disk drives produced by IBM do not infringe certain patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counterclaiming that IBM disk drives infringe certain patents owned by the Company, including those patents contained in the IBM complaint. The Company believes that it has meritorious defenses against these allegations, that it has valid claims against IBM and will defend this action vigorously. Although the Company has engaged in continuous discussions with IBM toward an appropriate cross-licensing arrangement, the Company is unable to predict the outcome of the settlement negotiations, the litigation and the ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business. In addition, this litigation is causing the Company to incur significant costs, including substantial legal expenses.

In December 1994, the Internal Revenue Service concluded a field audit of the Company's federal income tax returns for the fiscal years 1989 and 1990 and issued to the Company a "Notice of Deficiency" ("Notice") with respect to those fiscal years. The majority of the proposed adjustments to income in the Notice related to the allocation of income between the Company and its foreign subsidiaries. The Notice resulted in proposed tax deficiencies of approximately $43,000,000. On March 20, 1995, the Company filed a Petition in the United States Tax Court entitled Conner Peripherals, Inc. v. Commissioner of Internal Revenue, Docket No. 4322-95. The Company believes that the outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

During the three-month period ended March 31, 1995, the Company received a newly issued patent concerning various aspects of the power management features incorporated in the Company's disk drives. Promptly following the issuance of the patent, the Company filed a complaint with the United States International Trade Commission alleging that various disk drives produced by IBM infringe the new power management patent, and seeking an exclusion order concerning IBM products incorporating these infringing drives. The Company has also filed a lawsuit in Federal Court, Southern District of New York, seeking damages and injunctive relief related to the infringement of the power management patent.

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

NOTE 10 - Presentation
- ----------------------

Certain prior year quarter and prior year financial statement balances have been reclassified to conform to the 1995 presentation.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  RESULTS OF OPERATIONS
  ---------------------

  The following table sets forth certain income statement data for the quarters ended March 31, 1995 and 1994 and December 31, 1994, as a percentage of net sales in these periods. This data has been derived from the unaudited condensed consolidated financial statements.

                                              Three months ended
                                      -----------------------------------
                                               March 31,    December 31,
                                       1995       1994          1994
                                      ------   ----------   -------------

Net sales                             100.0%       100.0%          100.0%
Cost of sales                          85.0         77.3            83.5
                                      -----        -----           -----
Gross profit                           15.0         22.7            16.5
                                      -----        -----           -----
Selling, general and
  administrative                        8.4          8.5             8.2
Research and development                6.1          5.5             6.0
Amortization of goodwill
  and other intangibles                 0.4          0.7             0.7
Unusual items                            --           --            (5.6)
                                      -----        -----           -----

Income from operations                  0.1          8.0             7.2

Income before extraordinary item        0.1          4.2             7.5
Extraordinary item                      0.7           --              --
                                      -----        -----           -----

Net income                              0.8%         4.2%            7.5%
                                      =====        =====           =====

NET SALES
- ---------

Net sales for the first quarter of 1995 were $610.4 million, an increase of 8.2% from the same quarter of 1994 and an increase of 3.2% from the fourth quarter of 1994. The increase in net sales over the first quarter of 1994 resulted primarily from an increase in unit volume shipments of tape and software products, a more favorable product mix towards the Company's new higher capacity disk drives, sales of disk media to third-party customers and higher average unit prices resulting from new tape drive products, partially offset by a significant decline in average unit prices of disk drive products.

The increase in net sales over the fourth quarter of 1994 was primarily due to sales of disk media to third-party customers and a more favorable product mix of shipments towards new disk and tape drive products with higher average unit
prices.   These increases were offset partially by slightly lower shipments of disk and tape drive products and a decline in disk drive average unit prices.

Sales to Packard Bell represented approximately 10% of net sales during the first quarter of 1995 and Compaq Computer represented approximately 13% of net
sales for the same quarter a year ago.   No customer accounted for more than 10%
of net sales for the fourth quarter of 1994 and no other customer represented more than 10% of net sales during the first quarters of 1995 and 1994. Distributor sales represented approximately 25% of net sales during the first quarter of 1995 compared to 23% for the same quarter of 1994 and 32% for the fourth quarter of 1994. International sales represented 50% of net sales for the first quarter of 1995 compared to 47% for the same quarter of 1994 and 48% for the fourth quarter of 1994. The decline in distributor sales as compared to the fourth quarter of 1994 is primarily due to decreases in sales to domestic disk and tape distributors while sales to OEM customers increased in most geographic locations.

Recently the Company has experienced a decline in sales of disk drive products to major U.S. OEM customers. The Company has implemented a program to improve its timely introduction of disk drive products, supporting an effort to address new design-in opportunities with major OEM customers. The Company has recently introduced several new products intended to meet the needs of these major OEM customers and recapture lost market share. There can be no assurance that the Company's efforts to regain its position with major OEM customers will be successful, or that any such improvement in sales to such customers will occur in the near term. In particular, the Company does not expect a significant increase in penetration of OEM customers in the first half of 1995. The Company believes that an increase in sales to major OEM customers is important to the Company's long-term competitive position.

As is common in the microcomputer industry, the Company's shipment patterns during a quarter are frequently characterized by significantly higher shipment volume in the third month of the quarter than that experienced in the first two
months of the quarter.    This pattern often causes quarterly results to be
difficult to predict. Furthermore, order lead-times have been reduced by many of the Company's customers. This trend has impacted the visibility of future orders and, accordingly, has also affected the predictability of financial
results.   During the first quarter of 1995, shipment delays were experienced for certain disk drive products introduced during the quarter and the fourth quarter of 1994 due to certain technical issues and shortages of key components, particularly headstacks, as certain vendors were unable to meet the volume ramp of several new disk drive products. No assurance can be given that these events will not recur in the future.

During the first quarter of 1994, demand for certain of the Company's new disk drive products exceeded availability due in part to difficulty in producing or ramping production of certain of the Company's new disk drive products. These products were available to customers on an allocation basis. This situation
appears to be continuing into the Company's second quarter of 1995.   In
addition, quarter over quarter, price erosion is expected to be less severe during the second quarter of 1995 as compared to the first quarter of 1995. There can be no assurance that these trends will continue throughout the second quarter or into future periods.

GROSS PROFIT
- ------------

The Company's gross profit as a percentage of net sales ("gross margin") for the first quarter of 1995 was 15.0% compared to 22.7% for the same quarter of 1994 and 16.5% for the fourth quarter of 1994. The significant decrease in gross margin compared to the prior year quarter is largely due to severe price erosion for disk drive products with capacities of 540 megabytes and less. In addition, a customer cancellation of certain disk drive orders and acceleration of write-offs of certain lower capacity disk drive products nearing end-of-life resulted in a $5.5 million charge during the quarter. This decline was partially offset by higher gross margin resulting from changes in the mix of shipments towards the Company's new tape and disk drive products with higher than average gross margins, an increase in software shipments and first time sales of disk media to third-party customers which carry higher than average gross margins.

The decline in gross margin as compared to the fourth quarter of 1994 was primarily due to lower disk drive average unit prices, particularly for the Company's lower capacity disk drive products, and higher inventory related charges to accelerate the phase-out of certain of these lower capacity products. Contributing to the gross margin decline was a decrease in the average unit prices of tape drive products. These decreases in gross margin were partially offset by sales of new disk and tape drive products and first time third party sales of disk media.

The demand for the Company's disk drives depends principally on demand for high-performance microcomputers manufactured by its customers. A slowdown in demand for such computers, reduction in demand from significant OEM customers, or continued price erosion may have an exaggerated effect on the demand for the Company's products and/or profitability in any given period. In addition, the disk drive industry has been characterized by periods of excess manufacturing capacity contributing to higher inventory levels and severe price erosion resulting in lower gross margins. While current demand for the Company's products remain strong, there can be no assurance that this trend will not recur and that gross margins will recover to historical levels. The Company anticipates that pricing and gross margin pressures will continue as the industry migrates rapidly to higher storage capacity products for entry level systems. In addition, competition in the tape drive industry continues to be aggressive, placing pressure on pricing and gross margins of tape drive products.

The Company has launched several new disk and tape drive products during the last six months and anticipates the launch of additional products during the remainder of 1995. The failure of the Company to successfully launch or achieve required production volumes at anticipated costs for one or more of the new products could have a material adverse effect on the Company's revenues and profitability. As is common in periods of product transition, the Company has experienced certain difficulties and delays in achieving volume production of certain products. Such delays related to the launch of the Company's high performance Cayman disk drive products. In addition, shortages of certain key disk drive components occurred during the first quarter of 1995 which inhibited the Company's ability to satisfy customer demand. A prolonged inability to increase production yields and resolve certain technical issues of the Company's new disk drive products can result in unexpected delays in product shipments and potentially higher initial rates of return of products from customers which may significantly impair the Company's profitability and competitive position. There can be no assurance that the Company will not experience such difficulties during the remainder of 1995.

SELLING, GENERAL AND ADMINISTRATIVE
- -----------------------------------

The Company's selling, general and administrative expenses ("SG&A") for the first quarter of 1995 were $51 million, or 8.4% of sales, compared to $48.2 million or 8.5% of sales for the same quarter in 1994 and $48.5 million, or 8.2% of sales for the fourth quarter of 1994. The increase in SG&A in the first quarter of 1995 as compared to the prior year quarter is primarily due to an increase in marketing efforts within the disk, tape and software groups and an increase in the international sales force to support a growing European market. This increase was partially offset by certain headcount reductions and profit sharing contributions made in the first quarter of 1994 which were not made in the first quarter of 1995. The increase in SG&A compared to the fourth quarter of 1994 was primarily attributable to an increase in marketing efforts directed at the end user consumer and promotional efforts directed towards the retail and distribution channels.

RESEARCH AND DEVELOPMENT
- ------------------------

The Company's investment in research and development ("R&D") for the first quarter of 1995 was $37.4 million, or 6.1% of sales compared to $31 million, or 5.5% of sales for the same quarter in 1994 and $35.6 million, or 6% of sales for the fourth quarter of 1994. The increase in R&D expenditures as compared to the first quarter of 1994 is primarily due to product development activity to support the launch of new disk and tape drive products and certain other costs to increase the efficiency of the product launch process. The increase in R&D expenses as compared to the fourth quarter of 1994 is primarily due to continued product development activity for disk and tape drive products and an increase in headcount.

Due to the timing of new R&D programs and the release of new products to production, the level of R&D spending may vary from quarter to quarter in absolute dollars and as a percentage of sales. As product life cycles have shortened and the need to rapidly introduce new products has become essential, the Company has increased its focus on new product launch activities. The Company believes this investment has significantly improved the efficiency and effectiveness of its new product launch operations. This emphasis is planned to continue and R&D expenditures are expected to increase modestly in absolute dollars in support of new product introductions. The level of R&D spending reflects management's belief that such spending is essential in order for the Company to regularly and predictably introduce new products and remain competitive.

The Company has initiated a business process re-engineering program of its infrastructure and operations to reduce operating expenses, including SG&A and R&D, during the remainder of 1995.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
- ----------------------------------------------

The Company's amortization of goodwill and other intangibles was $2.6 million in the first quarter of 1995 compared to $3.8 million in the same quarter in 1994 and fourth quarter of 1994. Amortization decreased primarily as a result of lower intangible balances resulting from completing full amortization of certain intangibles. Goodwill and other intangibles are being amortized over their remaining estimated useful lives ranging from 2 to 8 years.

UNUSUAL ITEMS
- -------------

In the fourth quarter of 1994, the Company recorded $33 million as a net pretax credit to income for two unusual items. The Company recorded an unusual credit of $38 million for the reduction of restructuring reserves established during 1993. This reduction resulted from the modification of the Company's operating plans, primarily the decision to cancel the closure of certain manufacturing operations due to changing business conditions. This credit was partially offset by a $5 million unusual charge taken to write-off in-process R&D associated with the Company's acquisition of Quest Development Corporation.

INTEREST EXPENSE, OTHER INCOME/EXPENSE
- --------------------------------------

Interest expense was $11.5 million for the first quarter of 1995 compared to $12.7 million for the same quarter of 1994 and $11.4 million for the fourth quarter of 1994. Interest expense declined as compared to the same quarter of 1994 primarily as a result of principal payments on the Company's long-term debt.

Other income/expense was a net gain of $10.9 million in the first quarter of 1995 compared to a net gain of $4.4 million in the same quarter of 1994 and $25.7 million in the fourth quarter of 1994. The increase in the net gain in the first quarter of 1995 as compared to the prior year quarter relates primarily to the gain of $6.1 million on the sale a manufacturing building located in Singapore. The decrease as compared to the fourth quarter of 1994 is primarily due to a gain of $22.3 million recorded in the fourth quarter of 1994 on the sale of Read-Rite Corporation ("Read-Rite") common stock which was acquired upon the merger of Read-Rite and Sunward Technology, Inc. This decrease was offset partially by the gain on the sale of the manufacturing building located in Singapore and an increase in interest income from cash and short-term investments.

INCOME TAXES
- ------------

The Company's effective tax rate for the first quarter of 1995 was approximately 33% excluding the impact of the extraordinary item recorded during the quarter which was recorded at the rate of 41%. The tax effect of the extraordinary item was a $3.2 million tax charge.

In December 1994, the IRS completed its review of the Company's federal tax returns for 1989 and 1990 and issued a deficiency notice for $43 million in additional taxes. This assessment results primarily from adjustments proposed by the IRS to the allocation of income between the Company and its foreign manufacturing subsidiaries. The Company believes it has meritorious defenses to the proposed adjustments and will contest this assessment vigorously. Upon final resolution, the deficiency payment, if any, will include interest. Management believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position or results of operations.

EXTRAORDINARY ITEM
- ------------------

During the three-month period ended March 31, 1995, the Company purchased at a discount, its 6.5% and 6.75% Convertible Subordinated Debentures ("Debentures") with a face value of $41.1 million and entered into an agreement to retire the remaining $41.7 million of its outstanding Series A and Series B Senior Notes in early April 1995 with a prepayment fee of $1.1 million. As a result of these transactions, the Company recorded a net extraordinary gain of $4.5 million (less applicable income taxes of $3.2 million) or $0.09 per share. The Company anticipates that some portion of its outstanding Debentures will be purchased from time to time during the remainder of 1995 depending on the price, market conditions and other considerations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1995, the Company's principal sources of liquidity consisted of cash and short-term investments of $478.3 million and a combined $100 million revolving credit facility with several financial institutions which is subject to the continued maintenance of certain financial covenants. The Company had no borrowings outstanding under this credit facility as of March 31, 1995. As of this date, the Company had outstanding letters of credit and guarantees of approximately $46 million.

Cash provided by operating activities was approximately $76.3 million for the three-month period ended March 31, 1995 compared to cash used in operating
activities of $45.8 million for the same period in 1994.   This increase was
primarily attributable to changes in working capital partially offset by increases in adjustments for the extraordinary item and gain from the sale of a manufacturing building.

Capital expenditures for the three-month period amounted to $22.9 million.
These expenditures primarily related to the purchase of manufacturing and R&D equipment for the Company's operations in the United States and the Far East and upgrades in computer equipment. The Company plans to spend approximately $90 million on capital expenditures during the remainder of 1995.

During the three-month period, the Company's cash expenditures to retire its Debentures in the open market and normal repayments of long-term debt were $60.4 million. The Company received $15.9 million in cash proceeds during the period for the sale of a manufacturing building located in Singapore. In addition, $28.7 million was received from proceeds of the sale of Read-Rite stock and proceeds from a note receivable. Subsequent to the first quarter of 1995, the Company paid $42.8 million to retire its outstanding Senior Notes. The Company believes that current capital resources and cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements for the foreseeable future.

FOREIGN CURRENCY RISKS
- ----------------------

The Company's cash flows are substantially U.S. dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily British Pound Sterling, Malaysian Ringgit, Italian Lira and Singapore Dollars. At March 31, 1995, the Company had outstanding foreign currency forward contracts and foreign currency option contracts aggregating approximately $34.1 million and $5.3 million, respectively. These contracts mature at various periods through June 1995 and are consistent with the amounts and timing of the underlying anticipated cash flow requirements and purchase commitments.

LITIGATION
- ----------

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

In 1993, the Company was served with a patent infringement complaint, filed by IBM, alleging that products manufactured by the Company have infringed certain patents owned by IBM. In addition, the complaint seeks declaratory relief to the effect that disk drives produced by IBM do not infringe certain patents held by the Company and seeks to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counterclaiming that IBM disk drives infringe certain patents owned by the Company, including those patents contained in the IBM complaint. The Company believes that it has meritorious defenses against these allegations, that it has valid claims against IBM and will defend this action vigorously. Although the Company has engaged in continuous discussions with IBM toward an appropriate cross-licensing arrangement, the Company is unable to predict the outcome of the settlement negotiations, the litigation and the ultimate effect, if any, on its operations or financial condition. Regardless of the merits of the respective patent claims, the Company believes that the existence of the IBM litigation could have an adverse effect on its business. In addition, this litigation is causing the Company to incur significant costs, including substantial legal expenses.

In December 1994, the Internal Revenue Service concluded a field audit of the Company's federal income tax returns for the fiscal years 1989 and 1990 and issued to the Company a "Notice of Deficiency" ("Notice") with respect to those fiscal years. The majority of the proposed adjustments to income in the Notice related to the allocation of income between the Company and its foreign subsidiaries. The Notice resulted in proposed tax deficiencies of approximately $43 million. On March 20, 1995, the Company filed a Petition in the United States Tax Court entitled Conner Peripherals, Inc. v. Commissioner of Internal Revenue, Docket No. 4322-95. The Company believes that the outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

During the first quarter of 1995, the Company received a newly issued patent concerning various aspects of the power management features incorporated in the Company's disk drives. Promptly following the issuance of the patent, the Company filed a complaint with the United States International Trade Commission alleging that various disk drives produced by IBM infringe the new power management patent, and seeking an exclusion order concerning IBM products incorporating these infringing drives. The Company has also filed a lawsuit in Federal Court, Southern District of New York, seeking damages and injunctive relief related to the infringement of the power management patent.

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

  (a)  Exhibits

       11.1   Statement regarding computation of earnings per share

       27.0   Article 5 of Regulation S-X - Financial Data Schedule

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed on behalf of Registrant during the quarter ended March 31, 1995.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONNER PERIPHERALS, INC.
                                 (Registrant)



  Date:  May 15, 1995            /s/ P. Jackson Bell
         ------------            ------------------
                                 P. Jackson Bell
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                            CONNER PERIPHERALS, INC.
                               INDEX TO EXHIBITS


  Exhibit
  Number      Description
  -------     ------------------------------------------------------

   11.1       Statement Regarding Computation of Earnings Per Share

   27.0       Article 5 of Regulation S-X - Financial Data Schedule