Form 10-Q
period 1995-06-30
CONNER PERIPHERALS INC
filed 1995-08-15
CIK 792397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1995

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


As of July 28, 1995, 53,353,169 shares of the Registrant's Common Stock were issued and outstanding.

                            CONNER PERIPHERALS, INC.

                                   FORM 10-Q

                                     INDEX

                                                           PAGE
                                                           ----
         Cover Page                                           1


         Index                                                2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1995 and December 31, 1994                  3

         Condensed Consolidated Statements of
         Operations - Three months and six months
         ended June 30, 1995 and 1994                         4

         Condensed Consolidated Statements of Cash
         Flows - Six months ended June 30, 1995 and 1994      5

         Notes to Unaudited Condensed Consolidated
         Financial Statements                               6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     9-15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                   16

Item 6.  Exhibits and Reports on Form 8-K                    17

         Signatures                                          18


                         PART I- FINANCIAL INFORMATION
Item 1.  Financial Statements

                            CONNER PERIPHERALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                     ASSETS
                                     ------

                                            June 30,    December 31,
                                              1995          1994
                                           ----------   ------------
Current assets:
   Cash, cash equivalents and
    short-term investments                 $  388,363     $  443,239
   Accounts receivable, net                   379,032        307,454
   Inventory                                  237,365        255,880
   Deferred income taxes and other            158,080        163,137
                                           ----------     ----------
   Total current assets                     1,162,840      1,169,710

Property, plant and equipment, net            233,143        237,066
Goodwill and other intangibles, net            36,752         39,255
Other                                          13,275         15,398
                                           ----------     ----------
                                           $1,446,010     $1,461,429
                                           ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
   Accounts payable                        $  227,094     $  139,559
   Accrued expenses                           186,484        190,372
   Current portion of long term debt            3,053         34,922
                                           ----------     ----------
       Total current liabilities              416,631        364,853

Long-term debt, less current portion          527,896        627,059
Deferred income taxes                         129,395        129,668
Other                                             932          1,525
Minority interest                               3,122          1,648

Stockholders' equity:
   Preferred stock, $0.001 par value;
    20,000,000 shares authorized,
    none outstanding                               --             --
   Common stock and paid-in-capital,
    $0.001 par value; 100,000,000
    shares authorized, 53,268,787 and
    52,460,734 shares issued and
    outstanding                               268,956        260,592
   Retained earnings                           99,078         76,084
                                           ----------     ----------
       Total stockholders' equity             368,034        336,676
                                           ----------     ----------
                                           $1,446,010     $1,461,429
                                           ==========     ==========

             The accompanying notes are an integral part of these
                        condensed financial statements

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                   Three months ended         Six months ended
                                                       June 30,                  June 30,
                                                   ------------------      -----------------------
                                                    1995      1994           1995           1994
                                                   --------  --------      ----------   ----------
Net sales                                          $642,338  $650,079      $1,252,733   $1,214,037
Cost of sales                                       522,855   507,852       1,041,470      943,995
                                                   --------  --------      ----------   ----------
Gross profit                                        119,483   142,227         211,263      270,042
                                                   --------  --------      ----------   ----------
Operating expenses:
  Selling, general and administrative                56,046    49,146         107,044       97,362
  Research and development                           32,755    31,954          70,192       62,898
  Amortization of goodwill and other intangibles      2,531     3,727           5,083        7,499
                                                   --------  --------      ----------   ----------
  Total operating expenses                           91,332    84,827         182,319      167,759
                                                   --------  --------      ----------   ----------

Income from operations                               28,151    57,400          28,944      102,283

Interest expense                                     (8,967)  (11,728)        (20,511)     (24,379)
Other income/(expense), net                           5,804       129          16,676        4,518
                                                   --------  --------      ----------   ----------
Income before income taxes and
  extraordinary item                                 24,988    45,801          25,109       82,422

Provision for income taxes                           (8,246)  (14,331)         (8,286)     (27,148)
                                                   --------  --------      ----------   ----------
Income before extraordinary item                     16,742    31,470          16,823       55,274

Extraordinary item:
  Gain on extinguishment of debt (less
  applicable income taxes of $1,135
  and $4,288, respectively)                          1,633        --           6,171           --
                                                   --------  --------      ----------   ----------
Net income                                         $ 18,375  $ 31,470      $   22,994   $   55,274
                                                   ========  ========      ==========   ==========
Net income per share:
  Primary:
    Income before extraordinary item               $   0.31  $   0.60      $     0.32   $     1.06
    Extraordinary item                                 0.03        --            0.11           --
                                                   --------  --------      ----------   ----------
                                                       0.34  $   0.60      $     0.43   $     1.06
                                                   ========  ========      ==========   ==========
  Fully diluted:
    Income before extraordinary item               $   0.30  $   0.50      $     0.32   $     0.89
    Extraordinary item                                 0.02        --            0.11           --
                                                   --------  --------      ----------   ----------
                                                   $   0.32  $   0.50      $     0.43   $     0.89
                                                   ========  ========      ==========   ==========
Weighted average shares:
  Primary                                            53,462    52,400         53,094        52,208
                                                  =========  ========      =========    ==========
  Fully diluted                                      73,734    74,712         53,340        74,519
                                                  =========  ========      =========    ==========

             The accompanying notes are an integral part of these
                        condensed financial statements

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                     -------------------
                                                        1995      1994
                                                     ---------  --------
Cash flows from operating activities:
        Net income                                   $  22,994  $ 55,274
Adjustments to reconcile net income to net cash
 provided by/(used in) operating activities:
  Depreciation and amortization                         48,297    44,393
  Extraordinary item, net                               (6,171)       --
  Gain from sale of building                            (6,098)       --
  Minority interest and other                              881     4,246
Changes in assets and liabilities:
  Accounts receivable, net                             (71,578)  (21,282)
  Inventory                                             18,515  (102,294)
  Accounts payable and accrued expenses                 78,259    17,890
  Other                                                (20,013)  (21,938)
                                                     ---------  --------
    Cash provided by/(used in)
      operating activities                              65,086   (23,711)
                                                     ---------  --------

Cash flows from investing activities:
  Proceeds from Read Rite stock sale                    18,664        --
  Proceeds from note receivable                         10,807        --
  Proceeds from sale of building                        15,925        --
  Capital expenditures                                 (52,313)  (56,505)
  Purchases of investments held to maturity            (76,681)  (66,532)
  Purchases of investments available for sale         (659,669)  (59,989)
  Maturity of investments held to maturity             131,950   124,878
  Sale of investments available for sale               613,457   106,124
  Purchase of minority interest                         (3,000)       --
  Merger with Quest Development Corporation                 --    (8,500)
                                                     ---------  --------
    Cash provided by/(used in)
      investing activities                                (860)   39,476
                                                     ---------  --------

Cash flows from financing activities:
  Repayments of long-term debt                        (118,409)  (31,631)
  Issuance of common stock                               8,364    12,516
                                                     ---------  --------
    Cash used in financing activities                 (110,045)  (19,115)
                                                     ---------  --------

Net decrease in cash and cash equivalents              (45,819)   (3,350)
Cash and cash equivalents at beginning
 of the period                                         202,386   197,499
                                                     ---------  --------
Cash and cash equivalents at end of the period         156,567   194,149
Short-term investments                                 231,796   215,567
                                                     ---------  --------
Total cash and short-term investments                $ 388,363  $409,716
                                                     =========  ========

             The accompanying notes are an integral part of these
                        condensed financial statements

                            CONNER PERIPHERALS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 1995 and 1994, have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1994, included in the Company's 1994 Annual Report on Form 10-K.

NOTE 2 - Inventories
--------------------

Inventories consisted of the following components:

                               June 30,  December 31,
                                 1995        1994
                               --------  ------------
                                 (In Thousands)

Purchased components           $102,096    $ 86,970
Work-in-process                  61,075      72,692
Finished goods                   74,194      96,218
                               --------    --------
                               $237,365    $255,880
                               ========    ========

NOTE 3 - Acquisitions
---------------------

In February 1995, the Company increased its ownership interest in Arcada Software, Inc. from 78% to 81% through the purchase of additional shares from a minority stockholder for $3,000,000.

NOTE 4 - Warranty Expense
-------------------------

The Company provides for the estimated cost which may be incurred under its various product warranties upon product shipment. During the quarter ended June 30, 1995, the Company lowered its estimate of its future disk drive warranty costs by $7,600,000 as a benefit to cost of sales due to cost saving opportunities and expected future warranty cost reductions resulting from the Company's relocation of its disk drive service center from Singapore to Malaysia.

NOTE 5 - Restructuring
----------------------

There have been no significant changes to the Company's estimate of the total cost of restructuring subsequent to December 31, 1994. Charges to restructuring reserves for the three and six-month periods ended June 30, 1995 were not material.

NOTE 6 - Reduction of Debt and Extraordinary Item
-------------------------------------------------

During the six-month period ended June 30, 1995, the Company purchased at a discount, certain of its 6.5% and 6.75% Convertible Subordinated Debentures with a face value of $56,102,000. The Company also prepaid and retired the remaining $41,666,000 of its outstanding Series A and Series B Senior Notes with a prepayment fee of $1,100,000. As a result of these transactions, the Company recorded a net extraordinary gain for the three and six-month periods ended June 30, 1995 of $1,633,000 and $6,171,000 (less applicable income taxes of $1,135,000 and $4,288,000) or $0.03 and $0.11 per share, respectively.

NOTE 7 - Other Income/(Expense), Net
------------------------------------

Other income/(expense), net consisted of the following components:

                                           Three months ended     Six months ended
                                                June 30,              June 30,
                                           -------------------    ------------------
                                             1995       1994        1995      1994
                                           ---------  --------    --------  --------
                                             (In Thousands)        (In Thousands)
Interest income                               $5,662  $ 3,680      $11,931   $ 7,953
Gain on sale of  building                         --       --        6,098        --
Minority interest                               (581)    (511)      (1,474)    2,037
Other                                            723   (3,040)         121    (5,472)
                                              ------  -------      -------   -------
                                              $5,804  $   129      $16,676   $ 4,518
                                              ======  =======      =======   =======

NOTE 8 - Supplemental Cash Flow Disclosure
-------------------------------------------

                                                                 Six months ended
                                                                     June 30,
                                                                 -----------------
                                                                   1995      1994
                                                                 --------  -------
                                                                  (In Thousands)
Cash paid during the period for:
       Interest                                                  $24,264   $25,421
       Income taxes                                              $13,333   $ 3,943

NOTE 9 - Litigation
-------------------

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

In 1993, the Company was served with a patent infringement complaint, filed by IBM, alleging that products manufactured by the Company have infringed certain patents owned by IBM. In addition, the complaint sought declaratory relief to the effect that disk drives produced by IBM did not infringe certain patents held by the Company and sought to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counterclaiming that IBM disk drives infringe certain patents owned by the Company, including those patents contained in the IBM complaint.

During the first quarter of 1995, the Company received a newly issued patent concerning various aspects of the power management features incorporated in the Company's disk drives. Promptly following the issuance of the patent, the Company filed a complaint with the United States International Trade Commission alleging that various disk drives produced by IBM infringe the new power management patent, and seeking an exclusion order concerning IBM products incorporating these infringing drives. The Company filed a lawsuit in Federal Court, Southern District of New York, seeking damages and injunctive relief related to the infringement of the power management patent.

In late July 1995, the Company and IBM agreed to dismiss all of the litigation against each other and entered into patent cross license agreements. The Company and IBM also established a five year commercial relationship, whereby, IBM would buy the Company's products. The outcome of the litigation settlement did not have an adverse effect on the Company's results of operations or financial position.

In December 1994, the Internal Revenue Service concluded a field audit of the Company's federal income tax returns for the fiscal years 1989 and 1990 and issued to the Company a " Notice of Deficiency " (Notice) with respect to those fiscal years. The majority of the proposed adjustments to income in the Notice related to the allocation of income between the Company and its foreign manufacturing subsidiaries. The Notice resulted in proposed tax deficiencies of approximately $43,000,000 and assessed interest. On March 20, 1995, the Company filed a Petition in the United States Tax Court entitled Conner Peripherals, Inc. v. Commissioner of Internal Revenue, Docket No. 4322-95. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

In 1992, the Company filed a patent infringement lawsuit against Western Digital Corporation (Western Digital) alleging the infringement of five of the Company's
patents by Western Digital.   Western Digital has filed a counterclaim alleging
infringement of certain of its patents by the Company. The Company believes it has valid claims against Western Digital and meritorious defenses to the claims asserted by Western Digital.

NOTE 10 - Presentation
----------------------

Certain prior year quarter and prior year financial statement balances have been reclassified to conform to the 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

The following table sets forth certain income statement data for the quarters ended June 30, 1995 and 1994 and March 31, 1995, as a percentage of net sales in these periods. This data has been derived from the unaudited condensed consolidated financial statements.

                                                     Three months ended
                                                  June 30,           March 31,
                                              ------------------   ----------
                                                1995      1994        1995
                                              --------  --------   ----------
Net sales                                      100.0%    100.0%      100.0%
Cost of sales                                   81.4      78.1        85.0
                                               -----     -----       -----
Gross profit                                    18.6      21.9        15.0
                                               -----     -----       -----
Selling, general and administrative              8.7       7.6         8.4
Research and development                         5.1       4.9         6.1
Amortization of goodwill
  and other intangibles                          0.4       0.6         0.4
                                               -----     -----       -----
Income from operations                           4.4       8.8         0.1
Income taxes and other                           1.8       4.0          --
                                               -----     -----       -----
Income before extraordinary item                 2.6       4.8         0.1
Extraordinary item                               0.3        --         0.7
                                               -----     -----       -----
Net income                                       2.9%      4.8%        0.8%
                                               =====     =====       =====

NET SALES
---------

Net sales for the second quarter of 1995 were $642.3 million, a decrease of 1.2% from the same quarter of 1994 and an increase of 5.2% from the first quarter of 1995. The decrease in net sales over the second quarter of 1994 resulted primarily from a decrease in unit volume shipments of disk drive products and disk drive weighted average unit prices, partially offset by a more favorable product mix towards the Company's high-performance disk drives, sales of disk media to third-party customers, higher average unit prices resulting from new tape drive products and an increase in software revenue.

Volume shipments of disk drive products were relatively consistent with the first quarter of 1995 due primarily to an industry shortage of key componentry. However, the increase in net sales over the first quarter of 1995 was primarily due to a more favorable product mix towards new disk and tape drive products which sell at higher than average unit prices and less severe disk drive price erosion, partially offset by lower shipment volume of tape drives.

No customer accounted for more than 10% of net sales for the second quarter of 1995 while Compaq Computer represented approximately 18% of net sales for the same quarter a year ago. Sales to Packard Bell represented approximately 10% of net sales during the first quarter of 1995. The following table summarizes the net sales percentages between OEM and distributor customers and foreign and domestic customers.

                             Three months ended
                           June 30,                 March 31,
                 --------------------------        ----------
                   1995            1994               1995
                 --------       ----------         ----------
OEM                  76%            76%                75%
Distributor          24             24                 25
                    ----           ----               ----
Total               100%           100%               100%
                    ====           ====               ====

Foreign              49%            47%                50%
Domestic             51             53                 50
                    ----           ----               ----
Total               100%           100%               100%
                    ====           ====               ====

During the second half of 1994, the Company experienced a decline in sales of disk drive products to major U.S. OEM customers. As a result, the Company implemented a program to improve its timely introduction of disk drive products, supporting an effort to address new design-in opportunities with major OEM customers. The Company has introduced several new products intended to meet the needs of these major OEM customers and recapture lost market share. While the Company has made progress in meeting these objectives during the second quarter of 1995 through the adoption of certain of the Company's high-capacity desktop and high-performance disk drives by major OEM customers, there can be no assurance that the Company's efforts to regain its position with major OEM customers will be successful, or that continued improvement in sales to such customers will occur in subsequent quarters. The Company believes that an increase in sales to major OEM customers is important to the Company's long-term competitive position.

As is common in the microcomputer industry, the Company's shipment patterns during a quarter are frequently characterized by significantly higher shipment volume in the third month of the quarter than that experienced in the first two months of the quarter. This pattern often causes quarterly results to be difficult to predict. Furthermore, order lead-times have been reduced by many of the Company's customers. This trend has impacted the visibility of future orders and, accordingly, has also affected the predictability of financial results. During the first quarter of 1995, shipment delays were experienced for certain disk drive products introduced during the first quarter of 1995 and the fourth quarter of 1994 due to certain technical issues and shortages of key components, particularly headstacks, as certain vendors were unable to meet the volume ramp of several new disk drive products. The Company generally resolved the product technical issues but experienced a continued shortage of certain key componentry during the second quarter of 1995. No assurance can be given that these events will not recur in the future.

During the second quarter of 1995, demand for certain of the Company's new disk drive products exceeded availability. These products were available to customers on an allocation basis. This situation appears to be continuing for certain of the Company's disk drive products into the third quarter of 1995. There can be no assurance that these trends will or will not continue throughout the third quarter or into future periods.

GROSS PROFIT
------------

The Company's gross profit as a percentage of net sales (gross margin) for the second quarter of 1995 was 18.6% compared to 21.9% for the same quarter of 1994 and 15.0% for the first quarter of 1995. The decrease in gross margin compared to the prior year quarter is largely due to severe price erosion for disk drive products with capacities of 540 megabytes and less. This decline was partially offset by the reduction of warranty reserves totaling $7.6 million during the second quarter of 1995 resulting from the Company's decision to move the disk drive service center from Singapore to Malaysia. This move was initiated to take advantage of cost saving opportunities in Malaysia which reduced the Company's existing warranty reserves and is also expected to reduce warranty costs in the future. Changes in the mix of shipments towards the Company's new disk and tape drive products and sales of disk media to third-party customers which carry higher than average gross margins also had a positive impact on the Company's total gross margin.

The increase in gross margin as compared to the first quarter of 1995 was primarily due to higher disk and tape drive average unit prices, particularly due to the Company's higher mix of shipments towards the new and higher capacity disk and tape products and reduced warranty reserves as discussed above. This increase was partially offset by an increase in the mix of shipments of the Company's older DAT (Digital Audio Tape) tape drives which carry lower than average gross margins.

The demand for the Company's disk drives depends principally on demand for high-performance microcomputers manufactured by its customers. A slowdown in demand for such computers, reduction in demand from significant OEM customers, or continued price erosion in this intensely competitive industry may have an exaggerated effect on the demand for the Company's products and/or profitability in any given period. In addition, the disk drive industry has been characterized by periods of excess manufacturing capacity contributing to higher inventory levels and severe price erosion resulting in lower gross margins. While current demand for the Company's products remain strong, there can be no assurance that this trend will not recur and that gross margins will recover to historical levels. The Company anticipates that pricing and gross margin pressures will continue as the industry migrates rapidly to higher storage capacity products for entry level systems. In addition, competition in the tape drive industry continues to be aggressive, placing pressure on pricing and gross margins of tape drive products.

The Company has launched several new disk and tape drive products during 1995 and anticipates the launch of additional products during the remainder of 1995. The failure of the Company to successfully launch or achieve required production volumes at anticipated costs for one or more of the new products could have a material adverse effect on the Company's revenues, profitability and competitive position. As is common in periods of product transition, the Company has experienced certain difficulties and delays in achieving volume production of certain products. Such delays have included the launch of the Company's high performance Cayman disk drive products during the first quarter of 1995. During the second quarter of 1995, the Company generally resolved these product technical issues and launched these products into volume manufacturing. In addition, shortages of certain key disk drive components occurred during the first and second quarters of 1995 which inhibited the Company's ability to satisfy customer demand. There can be no assurance that the Company will not experience such difficulties during the remainder of 1995.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

The Company's selling, general and administrative expenses (SG&A) for the second quarter of 1995 were $56.0 million, or 8.7% of sales, compared to $49.1 million, or 7.6% of sales, for the same quarter in 1994 and $51.0 million, or 8.4% of sales, for the first quarter of 1995. The increase in SG&A in the second quarter of 1995 as compared to the prior year quarter is primarily due to an increase in sales and marketing efforts within the tape and software product groups and a larger international sales force to support a growing European market. The increase in SG&A compared to the first quarter of 1995 was primarily attributable to profit sharing contributions made during the second quarter of 1995 partially offset by a reduction in legal expenses due to the settlement of the IBM litigation.

RESEARCH AND DEVELOPMENT
------------------------

The Company's investment in research and development (R&D) for the second quarter of 1995 was $32.8 million, or 5.1% of sales. This remained relatively flat when compared to $32.0 million, or 4.9% of sales for the same quarter in 1994. The R&D expenses for the first quarter of 1995 were $37.4 million, or 6.1% of sales. The decrease in R&D expenditures as compared to the first quarter of 1995 is primarily due to the ramp up of certain disk drive product launches from new product development in the first quarter of 1995 to volume manufacturing in the second quarter of 1995.

Due to the timing of new R&D programs and the release of new products to volume manufacturing, the level of R&D spending may vary from quarter to quarter in absolute dollars and as a percentage of sales. As product life cycles have shortened and the need to rapidly introduce new products has become essential, the Company has increased its focus on new product launch activities. The Company believes this investment has improved the efficiency and effectiveness
of its new product launch operations.   The level of R&D spending reflects
management's belief that such spending is essential in order for the Company to regularly and predictably introduce new products and remain competitive.

The Company is initiating a business process re-engineering program of its infrastructure and operations to reduce operating expenses, including SG&A and R&D, during the third quarter of 1995. The Company anticipates seeing the benefits of this program commencing in the fourth quarter of 1995.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
----------------------------------------------

The Company's amortization of goodwill and other intangibles was $2.5 million in the second quarter of 1995 compared to $3.7 million in the same quarter in 1994 while remaining relatively flat compared to $2.6 million in the first quarter of 1995. Amortization decreased from the second quarter of 1994 primarily as a result of lower intangible balances. Goodwill and other intangibles are being amortized over their remaining estimated useful lives ranging from 1 to 8 years.

INTEREST EXPENSE, OTHER INCOME/EXPENSE
--------------------------------------

Interest expense was $9.0 million for the second quarter of 1995 compared to $11.7 million for the same quarter of 1994 and $11.5 million for the first quarter of 1995. Interest expense declined as compared to the same quarter of 1994 and the first quarter of 1995 due to the Company's early retirement of its Senior Notes and a portion of its Convertible Subordinated Debentures during the first and second quarters of 1995.

Other income/expense was a net gain of $5.8 million in the second quarter of 1995 compared to a net gain of $.1 million in the same quarter of 1994 and $10.9 million in the first quarter of 1995. The increase in the net gain in the second quarter of 1995 as compared to the prior year quarter relates primarily to increased rates of return on invested funds and lower foreign exchange losses as a result of the declining value of the U.S. dollar during the second quarter of 1994 against certain foreign currencies. The decrease as compared to the first quarter of 1995 is primarily due to the gain of $6.1 million recognized in the first quarter of 1995 on the sale of a manufacturing building located in Singapore.

INCOME TAXES
------------

The Company's effective tax rate for the first and second quarters of 1995 was approximately 33% excluding the impact of the extraordinary item recorded during both quarters which were recorded at the rate of 41%. The tax effect of the extraordinary items were $4.3 million and $1.1 million for the first and second quarters of 1995, respectively.

EXTRAORDINARY ITEM
------------------

The Company purchased at a discount, certain of its 6.5% and 6.75% Convertible Subordinated Debentures (Debentures) with a total face value of $56.1 million during the first and second quarters of 1995. In addition, the Company prepaid and retired the remaining $41.7 million of its outstanding Series A and Series B Senior Notes with a prepayment fee of $1.1 million. As a result of these transactions, the Company recorded a net extraordinary gain of $1.6 million and $4.5 million (less applicable income taxes of $1.1 million and $3.2 million) or $0.02 and $0.09 on a fully diluted basis per share for the three-month periods ended June 30, 1995 and March 31, 1995, respectively. The Company anticipates that some portion of its outstanding Debentures may be purchased from time to time during the remainder of 1995 depending on the price, market conditions and other considerations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1995, the Company's principal sources of liquidity consisted of cash and short-term investments of $388.4 million and a combined $100 million revolving credit facility with several financial institutions which is subject to the continued maintenance of certain financial covenants. The Company had no borrowings outstanding under this credit facility as of June 30, 1995. As of this date, the Company had outstanding letters of credit and guarantees of approximately $48.6 million.

Cash provided by operating activities was approximately $65.1 million for the six-month period ended June 30, 1995 compared to cash used in operating activities of $23.7 million for the same period in 1994. This increase was primarily attributable to an increase in accounts payable and other accrued expenses and a decrease in inventory partially offset by increases in accounts receivable.

Capital expenditures for the six-month period ended June 30, 1995, amounted to $52.3 million. These expenditures primarily related to the purchase of manufacturing and R&D equipment for the Company's operations, upgrades in computer equipment and the expansion of the Company's disk media manufacturing
in Singapore.   An initial capital investment of approximately $44 million has been designated to build a new disk media manufacturing MINT (Magnetic Information Technology) line in Singapore. This line is scheduled to begin production during the first half of 1996. For the six-month period ended June 30, 1995, approximately $2.0 million in capital expenditures relates to this expansion. The Company plans to spend approximately $44 million on additional capital expenditures during the remainder of 1995.

During the six-month period ended June 30, 1995, the Company's cash expenditures to retire its Debentures in the open market and normal repayments of long-term debt were $118.4 million. The Company received $15.9 million in cash proceeds during the period for the sale of a manufacturing building located in Singapore. In addition, $28.7 million was received from proceeds of the sale of Read-Rite stock and proceeds from notes receivable. The Company believes that current capital resources and cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements for the foreseeable future.

FOREIGN CURRENCY RISKS
----------------------

The Company's cash flows are substantially U.S. dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily British Pound Sterling, Malaysian Ringgit, Italian Lira and Singapore Dollars. At June 30, 1995, the Company had outstanding foreign currency forward contracts aggregating approximately $61.2 million. These contracts mature at various periods through September 1995 and are consistent with the amounts and timing of the underlying anticipated cash flow requirements and purchase commitments.

LITIGATION
----------

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

In 1993, the Company was served with a patent infringement complaint, filed by IBM, alleging that products manufactured by the Company have infringed certain patents owned by IBM. In addition, the complaint sought declaratory relief to the effect that disk drives produced by IBM did not infringe certain patents held by the Company and sought to have such patents declared invalid. The Company answered the complaint, denying all material allegations and counterclaiming that IBM disk drives infringe certain patents owned by the Company, including those patents contained in the IBM complaint.

During the first quarter of 1995, the Company received a newly issued patent concerning various aspects of the power management features incorporated in the Company's disk drives. Promptly following the issuance of the patent, the Company filed a complaint with the United States International Trade Commission alleging that various disk drives produced by IBM infringe the new power management patent, and seeking an exclusion order concerning IBM products incorporating these infringing drives. The Company filed a lawsuit in Federal Court, Southern District of New York, seeking damages and injunctive relief related to the infringement of the power management patent.

In late July 1995, the Company and IBM agreed to dismiss all of the litigation against each other and entered into patent cross license agreements. The Company and IBM also established a five year commercial relationship, whereby, IBM would buy the Company's products. The outcome of the litigation settlement did not have an adverse effect on the Company's results of operations or financial position.

In December 1994, the Internal Revenue Service concluded a field audit of the Company's federal income tax returns for the fiscal years 1989 and 1990 and issued to the Company a "Notice of Deficiency" (Notice) with respect to those fiscal years. The majority of the proposed adjustments to income in the Notice related to the allocation of income between the Company and its foreign manufacturing subsidiaries. The Notice resulted in proposed tax deficiencies of approximately $43 million and assessed interest. On March 20, 1995, the Company filed a Petition in the United States Tax Court entitled Conner Peripherals, Inc. v. Commissioner of Internal Revenue, Docket No. 4322-95. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

In 1992, the Company filed a patent infringement lawsuit against Western Digital Corporation (Western Digital) alleging the infringement of five of the Company's
patents by Western Digital.   Western Digital has filed a counterclaim alleging
infringement of certain of its patents by the Company. The Company believes it has valid claims against Western Digital and meritorious defenses to the claims asserted by Western Digital.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to Note 9 of notes to unaudited condensed consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Stockholders on April 25, 1995.

(b) At the meeting Finis F. Conner, David T. Mitchell, L. Paul Bremer, III, W. Howard Lester, Mark S. Rossi, Linda Wertheimer Hart and R. Elton White were elected to serve as directors of the Company for the ensuing year and until their successors are elected. Effective May 17, 1995, Mr. Mitchell resigned as an Officer of the Company and from the Board of Directors.

(c)  Other matters voted on at the meeting:

     (i) Ratification and approval of an amendment to the Company's Employee Stock Purchase Plan increasing the total number of shares of the Company's Common Stock reserved for issuance thereunder by 2,300,000 shares to a total of 6,800,000 shares. The stockholders approved the amendment to the Employee Stock Purchase Plan by a vote of 38,452,617 Common equivalent shares for, 6,326,167 Common equivalent shares against and 710,849 Common equivalent shares abstaining.

     (ii) Ratification and approval of the Company's 1995 Director Stock Plan, under which a total of 300,000 shares were reserved for issuance. The stockholders approved the plan by a vote of 34,956,240 Common equivalent shares for, 9,794,011 Common equivalent shares against and 739,382 Common equivalent shares abstaining.

     (iii) Ratification of the appointment of Price Waterhouse LLP as certified public accountants for the Company for the fiscal year ending December 31, 1995. The stockholders ratified the appointment by a vote of 44,613,248 Common equivalent shares for, 324,760 Common equivalent shares against and 551,625 Common equivalent shares abstaining.

   (iv) Separate tabulation with respect to each nominee for office:


   Finis F. Conner:             For:                      44,190,810
                                Withheld:                  1,298,823
   David T. Mitchell:           For:                      44,156,511
                                Withheld:                  1,333,122
   L. Paul Bremer, III:         For:                      43,888,451
                                Withheld:                  1,601,182
   W. Howard Lester:            For:                      44,200,176
                                Withheld:                  1,289,457
   Mark S. Rossi:               For:                      44,228,420
                                Withheld:                  1,261,213
   Linda Wertheimer Hart:       For:                      44,214,415
                                Withheld:                  1,275,218
   R. Elton White:              For:                      44,222,225
                                Withheld:                  1,267,408

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    11.1    Statement Regarding Computation of Earnings Per Share

    22.1 Published Report Regarding Matters Submitted to a Vote of Security Holders. (see page 16, Part I, Item 4 of the June 30, 1995
            Form 10-Q)

    27.0    Article 5 of Regulation S-X - Financial Data Schedule

(b) Reports on Form 8-K

            No reports on Form 8-K were filed on behalf of Registrant during the quarter ended June 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONNER PERIPHERALS, INC.
                                 (Registrant)


Date:  August 11, 1995           /s/ P. Jackson Bell
      -----------------          -------------------
                                 P. Jackson Bell
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                            CONNER PERIPHERALS, INC.
                               INDEX TO EXHIBITS



Exhibit
Number        Description
-------       -----------

11.1          Statement Regarding Computation of Earnings Per Share

27.0          Article 5 of Regulation S-X - Financial Data Schedule