Form 10-Q
period 1995-09-30
CONNER PERIPHERALS INC
filed 1995-11-08
CIK 792397

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                           Yes   X          No
                                ---            ---


As of October 27, 1995, 53,714,279 shares of the Registrant's Common Stock were issued and outstanding.

                           CONNER PERIPHERALS, INC.

                                   FORM 10-Q

                                     INDEX


                                                                  PAGE
                                                                  ----
         Cover Page                                                  1


         Index                                                       2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 1995 and December 31, 1994                    3

         Condensed Consolidated Statements of
         Operations - Three months and nine months
         ended September 30, 1995 and 1994                           4

         Condensed Consolidated Statements of Cash
         Flows - Nine months ended September 30, 1995 and 1994       5

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                     6-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           11-19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          20

Item 6.  Exhibits and Reports on Form 8-K                           20

         Signatures                                                 21

                         PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CONNER PERIPHERALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                     ASSETS
                                     ------

                                             September 30,   December 31,
                                                 1995            1994
                                                 ----            ----
Current assets:
  Cash, cash equivalents and short-term      $  349,450      $  443,239
   investments
  Accounts receivable, net                      418,377         307,454
  Inventory                                     265,356         255,880
  Deferred income taxes and other               170,107         163,137
                                              ---------       ---------
   Total current assets                       1,203,290       1,169,710

Property, plant and equipment, net              242,076         237,066
Goodwill and other intangibles, net              35,099          39,255
Other                                            10,322          15,398
                                              ---------       ---------
                                             $1,490,787      $1,461,429
                                              =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                           $  259,649      $  139,559
  Accrued expenses                              181,393         190,372
  Current portion of long-term debt               3,014          34,922
                                              ---------       ---------
    Total current liabilities                   444,056         364,853

Long-term debt, less current portion            527,961         627,059
Deferred income taxes                           129,346         129,668
Other                                             2,298           1,525
Minority interest                                 3,411           1,648

Stockholders' equity:
  Preferred stock, $0.001 par value;
   20,000,000 shares authorized, none
    outstanding                                      --              --
  Common stock and paid-in-capital,
    $0.001 par value; 100,000,000 shares
     authorized, 53,537,032 and
      52,460,734 shares issued and
       outstanding                              271,233         260,592
  Retained earnings                             112,482          76,084
                                              ---------       ---------
    Total stockholders' equity                  383,715         336,676
                                              ---------       ---------
                                             $1,490,787      $1,461,429
                                              =========       =========

             The accompanying notes are an integral part of these
                        condensed financial statements

                           CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                             Three months ended            Nine months ended
                                                September 30,                 September 30,
                                               -------------                 -------------
                                            1995           1994           1995           1994
                                            ----           ----           ----           ----
Net sales                                 $687,179      $559,504      $1,939,912     $1,773,541
Cost of sales                              581,555       458,323       1,623,025      1,402,318
                                          --------      --------      ----------     ----------
Gross profit                               105,624       101,181         316,887        371,223
                                          --------      --------      ----------     ----------
Operating expenses:
 Selling, general and administrative        46,586        43,375         153,630        140,739
 Research and development                   29,670        32,297          99,862         95,195
 Amortization of goodwill and other
  intangibles                                2,694         3,774           7,777         11,272
 Unusual items                               2,817            --           2,817             --
                                          --------      --------      ----------     ----------
     Total operating expenses               81,767        79,446         264,086        247,206
                                          --------      --------      ----------     ----------

Income from operations                      23,857        21,735          52,801        124,017

Interest expense                            (8,671)      (11,496)        (29,182)       (35,863)
Other income/(expense), net                  4,820         5,033          21,496          9,540
                                          --------      --------      ----------     ----------

Income before income taxes and
 extraordinary item                         20,006        15,272          45,115         97,694

Provision for income taxes                  (6,602)       (5,042)        (14,888)       (32,190)
                                          --------      --------      ----------     ----------

Income before extraordinary item            13,404        10,230          30,227         65,504
Extraordinary item:
     Gain on extinguishment of debt
     (less applicable income taxes
      of $4,288)                                --            --           6,171             --
                                          --------      --------      ----------     ----------
Net income                                $ 13,404      $ 10,230      $   36,398     $   65,504
                                          ========      ========      ==========     ==========

Net income per share:
  Primary:
   Income before extraordinary item        $  0.25       $  0.20          $ 0.57        $  1.26
   Extraordinary item                           --            --            0.11             --
                                              ----          ----            ----           ----
                                           $  0.25       $  0.20          $ 0.68        $  1.26
                                           =======       =======          ======        =======
  Fully diluted:
   Income before extraordinary item        $  0.25       $  0.20          $ 0.56        $  1.10
   Extraordinary item                           --            --            0.11             --
                                              ----          ----            ----           ----
                                           $  0.25       $  0.20          $ 0.67        $  1.10
                                           =======       =======          ======        =======
Weighted average shares:
   Primary                                  54,240        52,209          53,471         52,175
                                           =======       =======          ======        =======
   Fully diluted                            74,871        52,209          54,365         74,489
                                           =======       =======          ======        =======

             The accompanying notes are an integral part of these
                        condensed financial statements

                            CONNER PERIPHERALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                            ------------
                                                        1995            1994
                                                        ----            ----
Cash flows from operating activities:
   Net income                                      $    36,398       $  65,504
Adjustments to reconcile net income to
   net cash provided by/(used in)
   operating activities:
     Depreciation and amortization                      69,994          67,170
     Unusual items                                       2,817              --
     Gain from sale of  building                        (6,098)             --
     Extraordinary item, net                            (6,171)             --
     Minority interest and other                         2,536           4,063
Changes in assets and liabilities:
   Accounts receivable, net                           (110,923)         38,709
   Inventory                                            (9,476)       (122,033)
   Accounts payable and accrued expenses               105,723         (47,472)
   Other                                               (29,078)        (16,007)
                                                   -----------       ---------
     Cash provided by/(used in)
      operating activities                              55,722         (10,066)
                                                   -----------       ---------
Cash flows from investing activities:
  Proceeds from Read Rite stock sale                    18,664              --
  Proceeds from note receivable                         10,807              --
  Proceeds from sale of capital assets                  31,996              --
  Capital expenditures                                 (95,736)        (69,442)
  Purchases of investments held to maturity           (100,053)       (197,877)
  Purchases of investments available for sale       (1,016,845)       (143,886)
  Maturity of investments held to maturity             197,738         277,558
  Sale of investments available for sale               974,719         190,013
  Business acquisitions                                 (7,500)         (8,500)
                                                   -----------       ---------
     Cash provided by investing activities              13,790          47,866
                                                   -----------       ---------

Cash flows from financing activities:
  Repayments of long-term debt                        (118,383)        (40,755)
  Issuance of common stock                              10,641          11,883
                                                   -----------       ---------
     Cash used in financing activities                (107,742)        (28,872)
                                                   -----------       ---------

Net increase/(decrease) in cash and
 cash equivalents                                      (38,230)          8,928
Cash and cash equivalents at beginning
 of the period                                         202,386         197,499
                                                   -----------       ---------
Cash and cash equivalents at end of the period         164,156         206,427
Short-term investments                                 185,294         194,240
                                                   -----------       ---------
Total cash and short-term investments              $   349,450       $ 400,667
                                                   ===========       =========

            The  accompanying notes are an integral part of these
                        condensed financial statements

                           CONNER PERIPHERALS, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 1995 and 1994, have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1994, included in the Company's 1994 Annual Report on Form 10-K.

NOTE 2 - INVENTORIES
--------------------

Inventories consisted of the following components:

                                       September 30,     December 31,
                                               1995             1994
                                               ----             ----
                                                  (In Thousands)

           Purchased components            $113,893         $ 86,970
           Work-in-process                   76,979           72,692
           Finished goods                    74,484           96,218
                                            -------          -------
                                           $265,356         $255,880
                                            =======          =======

NOTE 3 - ACQUISITIONS AND PENDING MERGER
----------------------------------------

In August 1995, Arcada Software, Inc. (Arcada), a majority-owned subsidiary of the Company, acquired the assets of Sytron Corporation, a subsidiary of REXON, Inc., for $4,500,000 in cash and the assumption of certain liabilities. In connection with the acquisition, the Company recorded $2,817,000 to write-off in-process research and development to Unusual Items for the three and nine-month periods ended September 30, 1995. The acquisition was accounted for as a purchase and did not have a material impact on the Company's financial condition or results of operations.

On September 20, 1995, the Company and Seagate Technology, Inc. (Seagate), a Delaware corporation, announced negotiations concerning the possible business combination of the two companies. On October 3, 1995, the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement) with Seagate and Athena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Seagate (Sub), pursuant to which Sub will merge with and into the Company (Merger). As a result of the Merger, each outstanding share of the Company's common stock, par value $0.001 per share (Company Common Stock), will be converted into 0.442 shares of common stock, par value $0.01 per share, of Seagate. The Merger is conditioned upon, among other things, approval by shareholders of the Company and by shareholders of Seagate, the effectiveness of Seagates registration statement on Form S-4 to be filed with the Securities and Exchange Commission, the expiration of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the approval of certain foreign governmental entities. The Merger will be accounted for as a pooling of interests.

As a condition to the Reorganization Agreement, the Company and Seagate on October 3, 1995, entered into a Stock Option Agreement between the Company, as issuer, and Seagate, as grantee, (Company Option Agreement), pursuant to which the Company granted Seagate the right, upon the terms and subject to the conditions set forth therein, to purchase up to 8,015,420 of the outstanding shares of Company Common Stock (equivalent to approximately 15% of the outstanding shares of Company Common Stock) at a price of $17.90 per share. The rights granted to Seagate in the Company Option Agreement become exercisable in the event a third party acquires 20% of the outstanding Company Common Stock, or commences a tender offer or exchange offer (or enters into an agreement to make such a tender offer or exchange offer) for at least 20% of the outstanding Company Common Stock, or the Company enters into a written definitive agreement or written agreement in principle with a third party in connection with a liquidation, dissolution, recapitalization, merger, consolidation or acquisition or purchase of all or a material portion of the assets or the equity interest in the Company.

Copies of the Reorganization Agreement and the Company Option Agreement have been filed as exhibits to the Companys current report on Form 8-K dated October 19, 1995.

In February 1995, the Company purchased additional shares from a minority stockholder for $3,000,000.

NOTE 4 - WARRANTY EXPENSE
-------------------------

The Company provides for the estimated cost which may be incurred under its various product warranties upon product shipment. During the three and nine-month periods ended September 30, 1995, the Company lowered its estimate of its future disk drive warranty costs by $5,000,000 and $12,600,000, respectively, as a benefit to cost of sales due to cost saving opportunities resulting from the Company's relocation of its disk drive service center from Singapore to a lower cost structure in Malaysia and lower required warranty reserves due to favorable warranty returns experience.

NOTE 5 - RESTRUCTURING
----------------------

There have been no significant changes to the Company's estimate of the total cost of restructuring subsequent to December 31, 1994. During the nine-month period ended September 30, 1995, the restructuring reserves decreased by $1,609,000 primarily due to employee severance and benefit payments and noncancellable rent costs of excess facilities. This decrease represented approximately $1,360,000 and $249,000 of cash and non-cash charges, respectively.

NOTE 6 - REDUCTION OF DEBT AND EXTRAORDINARY ITEM
-------------------------------------------------

During the nine-month period ended September 30, 1995, the Company purchased at a discount, certain of its 6.5% and 6.75% Convertible Subordinated Debentures with a face value of $56,102,000. The Company also prepaid and retired the remaining $41,666,000 of its outstanding Series A and Series B Senior Notes with a prepayment fee of $1,100,000. As a result of these transactions, the Company recorded a net extraordinary gain for the period of $6,171,000 (less applicable income taxes of $4,288,000) or $0.11 per share on a fully diluted basis.

NOTE 7 - OTHER INCOME/(EXPENSE), NET
------------------------------------

Other income/(expense), net consisted of the following components:


                                    Three months ended         Nine months ended
                                       September 30,             September 30,
                                       -------------             ------------
                                    1995           1994        1995         1994
                                    ----           ----        ----         ----
                                       (In Thousands)           (In Thousands)

Interest income                   $5,302        $ 4,036     $17,233      $11,989
Gain on sale of building              --             --       6,098           --
Minority interest                   (289)           614      (1,763)       2,651
Other                               (193)           383         (72)      (5,100)
                                  ------        -------     -------      -------
                                  $4,820        $ 5,033     $21,496      $ 9,540
                                  ======        =======     =======      =======

NOTE  8 - SUPPLEMENTAL CASH FLOW DISCLOSURE
-------------------------------------------

                                                    Nine months ended
                                                     September 30,
                                                     -------------
                                                  1995            1994
                                                  ----            ----
                                                     (In Thousands)

     Cash paid during the period for:
          Interest                              $40,971         $48,456
          Income taxes                          $15,215         $ 4,016

NOTE  9 - LITIGATION
--------------------

The Company and certain of its officers and directors are defendants in a securities class action lawsuit that purports to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related stockholders derivative suit. The complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

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

In late July 1995, the Company and IBM agreed to dismiss all of the litigation against each other and entered into patent cross license agreements. The Company and IBM also established a five year commercial relationship, whereby, IBM may buy the Company's products. The outcome of the litigation settlement did not have an adverse effect on the Company's results of operations or financial position.

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

NOTE  10 - SUBSEQUENT EVENTS
----------------------------

On October 30, 1995, the Company re-negotiated the terms of its $100 million revolving credit facility agreement (Agreement) with certain banks. Borrowings under the Agreement continue to carry interest at the banks prime rate or, at the option of the Company, at an interbank offered rate with a fixed spread. The Agreement continues to prohibit the Company from payment of cash dividends, requires the maintenance of various financial covenants and requires the payment of commitment fees and other costs. In addition, the Company continues to be prohibited from incurring debt and lease commitments in excess of specified amounts or entering into an acquisition, sale of business, merger or joint venture agreement in excess of certain amounts without the prior consent of the banks. The banks granted a waiver permitting the Company to enter into the Agreement and Plan of Reorganization with Seagate and Sub, pursuant to which Sub will merge with and into the Company as discussed in Note 3 - Acquisitions and Pending Merger. However, upon consummation of the Merger this credit facility will terminate and any outstanding balance will be required to be repaid. This credit facility expires on October 28, 1996.

On October 26, 1995, the Company's wholly-owned subsidiary, CDD Conner Mexico S.A. de C.V. (CDD), purchased the assets of Stormex, S.A. de C.V. (Stormex), located in Mexicali, Mexico, and certain assets of Computer Memory Disk Corporation (CMD), based in San Jose, California and Eugene, Oregon for approximately $21,200,000 in cash and certain future royalty payments not to exceed $3,000,000. Both Stormex and CMD are wholly-owned subsidiaries of Furukawa Electric North America. The acquisition is being accounted for as a purchase. Pursuant to the asset purchase agreement, CDD has assumed ownership of the assets of two Stormex substrate processing factories in Mexicali and associated intellectual property and manufacturing processes.

NOTE 11 - PRESENTATION
----------------------

Certain prior year interim and year end financial statement balances have been reclassified to conform to the 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

The following table sets forth certain income statement data for the quarters ended September 30, 1995 and 1994 and June 30, 1995, as a percentage of net sales in these periods. This data has been derived from the unaudited condensed consolidated financial statements.


                                                   Three months ended
                                          September 30,              June 30,
                                          ------------               -------
                                          1995     1994                1995
                                          ----     ----                ----

Net sales                                 100.0%   100.0%             100.0%
Cost of sales                              84.6     81.9               81.4
                                           ----     ----               ----
Gross profit                               15.4     18.1               18.6
                                           ----     ----               ----

Operating expenses:
    Selling, general and administrative     6.8      7.7                8.7
    Research and development                4.3      5.8                5.1
    Amortization of goodwill
        and other intangibles               0.4      0.7                0.4
    Unusual items                           0.4       --                 --
                                            ---      ---                ---

Income from operations                      3.5      3.9                4.4
Income taxes and other                      1.5      2.1                1.8
                                            ---      ---                ---
Income before extraordinary item            2.0      1.8                2.6
Extraordinary item                           --       --                0.3
                                            ---      ---                ---

Net income                                  2.0%     1.8%               2.9%
                                            ===      ===                ===

ACQUISITIONS AND PENDING MERGER
-------------------------------

On October 26, 1995, the Company's wholly-owned subsidiary, CDD Conner Mexico S.A. de C.V. (CDD), purchased the assets of Stormex, S.A. de C.V. (Stormex), located in Mexicali, Mexico, and certain assets of Computer Memory Disk Corporation (CMD), based in San Jose, California and Eugene, Oregon for $21.2 million in cash and certain future royalty payments not to exceed $3.0 million. Both Stormex and CMD are wholly-owned subsidiaries of Furukawa Electric North America. The acquisition is being accounted for as a purchase. Pursuant to the asset purchase agreement, CDD has assumed ownership of the assets of two Stormex substrate processing factories in Mexicali and associated intellectual property and manufacturing processes. This acquisition is intended to help supply the Company with aluminum substrates for the Company's disk media manufacturing operations.

On September 20, 1995, the Company and Seagate Technology, Inc. (Seagate), a Delaware corporation, announced negotiations concerning the possible business combination of the two companies. On October 3, 1995, the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement) with Seagate and Athena Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Seagate (Sub), pursuant to which Sub will merge with and into the Company (Merger). As a result of the Merger, each outstanding share of the Company's common stock, par value $0.001 per share (Company Common Stock), will be converted into 0.442 shares of common stock, par value $0.01 per share, of Seagate. The Merger is conditioned upon, among other things, approval by shareholders of the Company and by shareholders of Seagate, the effectiveness of Seagates registration statement on Form S-4 to be filed with the Securities and Exchange Commission, the expiration of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the approval of certain foreign governmental entities. The Merger will be accounted for as a pooling of interests.

As a condition to the Reorganization Agreement, the Company and Seagate on October 3, 1995, entered into a Stock Option Agreement between the Company, as issuer, and Seagate, as grantee, (Company Option Agreement), pursuant to which the Company granted Seagate the right, upon the terms and subject to the conditions set forth therein, to purchase up to 8,015,420 of the outstanding shares of Company Common Stock (equivalent to approximately 15% of the outstanding shares of Company Common Stock) at a price of $17.90 per share. The rights granted to Seagate in the Company Option Agreement become exercisable in the event a third party acquires 20% of the outstanding Company Common Stock, or commences a tender offer or exchange offer (or enters into an agreement to make such a tender offer or exchange offer) for at least 20% of the outstanding Company Common Stock, or the Company enters into a written definitive agreement or written agreement in principle with a third party in connection with a liquidation, dissolution, recapitalization, merger, consolidation or acquisition or purchase of all or a material portion of the assets or the equity interest in the Company.

Copies of the Reorganization Agreement and the Company Option Agreement have been filed as exhibits to the Company's current report on Form 8-K dated October 19, 1995.

In August 1995, Arcada Software, Inc., a majority-owned subsidiary of the Company, acquired the assets of Sytron Corporation, a subsidiary of REXON, Inc., for $4.5 million in cash and the assumption of certain liabilities. In connection with the acquisition, the Company charged $2.8 million to write-off in-process research and development during the third quarter of 1995. The acquisition was accounted for as a purchase and did not have a material impact on the Company's financial condition or results of operations.

NET SALES
---------

Net sales for the third quarter of 1995 were $687.2 million, an increase of 22.8% from the same quarter of 1994 and an increase of 7.0% from the second quarter of 1995. The increase in net sales over the third quarter of 1994 resulted primarily from record level unit volume shipments of disk drive products and DAT (Digital Audio Tape) tape drive products and higher disk and tape drive weighted average unit prices, partially attributable to a more favorable product mix. In addition, sales of disk media to third-party customers and an increase in software revenue during the third quarter of 1995 also contributed to the increase in sales.

The increase in net sales over the second quarter of 1995 resulted primarily from higher unit volume shipments of disk and tape drive products and a richer mix of shipments towards higher capacity, higher priced disk drive products offset partially by lower tape drive average unit prices and continuing declines in disk drive average unit prices.

Sales to Compaq Computer represented 10.3% of net sales during the third quarter of 1995 compared to 13.7% for the same quarter of 1994. No other customer represented more than 10% of net sales during these periods and during the second quarter of 1995. The following table summarizes the net sales percentages between OEM and distributor customers and foreign and domestic customers.


                               Three months ended
                            September 30,      June 30,
                            --------------     ---------
                         1995           1994      1995
                         ----           ----      ----
OEM                       81%            74%        76%
Distributor               19             26         24
                        ----           ----       ----
Total                    100%           100%       100%
                        ====           ====       ====

Foreign                   43%            49%        49%
Domestic                  57             51         51
                        ----           ----       ----
Total                    100%           100%       100%
                        ====           ====       ====

The increase in OEM revenue during the third quarter of 1995 as compared to the same quarter in 1994 and the second quarter of 1995 is primarily due to increased revenue from large corporate OEM customers consistent with the Company's efforts to recapture lost market share from these customers. The decrease in foreign revenue in the third quarter of 1995 as compared to the third quarter of 1994 and the second quarter of 1995 is due to higher sales volumes to domestic customers and lower sales volumes to customers located in Asia partially offset by an increase in European sales. The increase in sales from European customers is due primarily to the sales and marketing reorganization by the Company to increase European sales. The reduction in Asian sales is due primarily to continued demand from Asian customers for disk drive products with capacities of 540 megabytes and less as compared to the Company's migration towards higher capacity disk drive products with capacities greater than 540 megabytes.

During 1995, the Company implemented a program designed to ensure the timely introduction of disk drive products and to address new design-in opportunities with major OEM customers. In addition, the Company introduced several new products intended to meet the needs of these major OEM customers and recapture lost market share. While the Company has made progress through the adoption of certain of the Company's high-capacity desktop and high-performance disk drives by major OEM customers, there can be no assurance that the Company's efforts to regain its position with major OEM customers will be successful or that continued improvement in sales to such customers will occur in subsequent quarters. The Company believes that an increase in sales to major OEM customers is important to the Company's long-term competitive position.

As is common in the microcomputer industry, the Company's shipment patterns during a quarter are frequently characterized by significantly higher shipment volume in the third month of the quarter than that experienced in the first two
months of the quarter.   This pattern often makes quarterly results difficult to
predict. Furthermore, order lead-times have been reduced by many of the Company's customers. This trend which is expected to continue, has impacted the visibility of future orders and, accordingly, has also affected the predictability of financial results. During the first quarter of 1995, the Company experienced shipment delays for certain disk drive products introduced during the first quarter of 1995 and the fourth quarter of 1994 due to certain technical issues and shortages of key components as certain vendors were unable to meet volume production of several new disk drive products. The Company generally resolved the product technical issues but experienced a continued shortage of certain key components during the second and third quarters of 1995. No assurance can be given that these events will not recur in future quarters.

Consistent with the second quarter of 1995, demand for certain of the Company's new disk drive products exceeded availability during the third quarter of 1995. These products were available to customers on an allocation basis. This situation appears to be continuing for a number of the Company's desktop disk drive products as the Company enters the fourth quarter of 1995. However, there can be no assurance that these trends will or will not continue throughout the fourth quarter or into future periods.

GROSS PROFIT
------------

The Company's gross profit as a percentage of net sales (gross margin) for the third quarter of 1995 was 15.4% compared to 18.1% for the same quarter of 1994 and 18.6% for the second quarter of 1995. The decrease in gross margin compared to the same quarter of 1994 is largely due to lower average unit prices for disk drive products in volume manufacturing not offset by similar reductions in unit material costs, as a result of a continued imbalance in supply and demand of key components. In addition, declines in gross margins for certain DC2000 tape drive products also contributed to the lower overall gross margin due to severe price competition and certain promotional incentives. This decline was partially offset by the reduction of warranty reserves totaling $5.0 million during the third quarter of 1995 resulting from favorable warranty returns experience. Sales of disk media to third-party customers and a growing software business, which carry higher than average gross margins, had a positive impact on the Company's overall gross margin.

The decrease in gross margin as compared to the second quarter of 1995 was primarily due to lower disk and tape drive gross margins. In relation to disk drive products, this decrease was primarily attributable to lower average unit prices and higher material costs as discussed above. This decrease, as it relates to tape drive products, was primarily attributable to lower than average gross margins for certain DC2000 products resulting from severe price competition and promotional incentives. Higher gross margins from DAT products partially offset this decline in the DC2000 products.

The demand for the Company's disk drives depends principally on demand for desktop and high-performance microcomputers manufactured by its customers. A slowdown in demand for such computers, reduction in demand from significant OEM customers or continued price erosion in this intensely competitive industry may have an exaggerated effect on the demand for the Company's products and/or profitability in any given period. In addition, the disk drive industry has been characterized by periods of excess manufacturing capacity contributing to higher inventory levels and severe price erosion resulting in lower gross margins. While current demand for the Company's products remains strong, there can be no assurance that this trend will recur and that gross margins will recover to historical levels. The Company anticipates that pricing and gross margin pressures will continue as the industry migrates rapidly to higher storage capacity products for entry level systems. In addition, competition in the tape drive industry continues to be aggressive, placing pressure on pricing and gross margins of tape drive products.

The Company launched several new disk and tape drive products during 1995 and anticipates the launch of additional products during the remainder of 1995 and the first half of 1996. The failure of the Company to successfully launch or achieve required production volumes at anticipated costs for one or more of the new products could have a material adverse effect on the Company's revenues, profitability and competitive position. As is common in periods of product transition, the Company has experienced certain technical difficulties and delays in achieving volume production of certain products during 1995. The Company has generally resolved these issues and has launched these products into volume manufacturing. In addition, shortages of certain key disk drive components during 1995 has inhibited the Company's ability to satisfy customer demand. There can be no assurance that the Company will not experience such difficulties during the remainder of 1995 and into the first half of 1996.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

The Company's selling, general and administrative expenses (SG&A) for the third quarter of 1995 were $46.6 million, or 6.8% of sales, compared to $43.4 million, or 7.7% of sales, for the same quarter of 1994 and $56.0 million, or 8.7% of sales, for the second quarter of 1995. The increase in SG&A in absolute dollars for the third quarter of 1995 as compared to the prior year quarter is primarily due to an increase in sales and marketing efforts within most product groups, headcount increases and a larger international sales force to support a growing European market. This was partially offset by reductions in legal expenses and other cost reductions. The decrease in SG&A compared to the second quarter was due primarily to the absence of profit sharing and other cost reductions in the third quarter of 1995.

RESEARCH AND DEVELOPMENT
------------------------

The Company's investment in research and development (R&D) for the third quarter of 1995 was $29.7 million, or 4.3% of sales compared to $32.3 million, or 5.8% of sales for the same quarter of 1994 and $32.8 million, or 5.1% of sales, for the second quarter of 1994. The decrease in R&D expenses for the third quarter of 1995 as compared to the same quarter of 1994 and second quarter of 1995 is due primarily to certain departmental reclassifications between R&D and manufacturing and fewer new product launches.

Due to the timing of new R&D programs and the release of new products into volume manufacturing, the level of R&D spending may vary from quarter to quarter in absolute dollars and as a percentage of sales. As product life cycles have shortened and the need to rapidly introduce new products has become essential, the Company has increased its focus on new product launch activities. The Company believes this investment has improved the efficiency and effectiveness of its new product launch operations. The level of R&D spending reflects management's belief that such spending is essential in order for the Company to regularly and predictably introduce new products and remain competitive.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES
----------------------------------------------

The Company's amortization of goodwill and other intangibles was $2.7 million in the third quarter of 1995 compared to $3.8 million for the same quarter of 1994 while remaining relatively flat compared to $2.5 million for the second quarter of 1995. Amortization decreased from the third quarter of 1994 primarily as a result of reduced intangible asset balances. Goodwill and other intangibles are being amortized over their remaining estimated useful lives ranging from 1 to 8 years.

UNUSUAL ITEMS
-------------

The Company's unusual item charge of $2.8 million for the third quarter of 1995 represents the write-off of in-process research and development resulting from the acquisition of Sytron Corporation by the Company's majority-owned subsidiary, Arcada Software, Inc. in August 1995.

There have been no significant changes in the Company's estimate of the total cost of restructuring subsequent to December 31, 1994. During the nine-month period ended September 30, 1995, the restructuring reserves decreased by $1.6 million primarily due to employee severance and benefit payments and noncancellable rent costs of excess facilities. This decrease represented approximately $1.4 million and $0.2 million of cash and non-cash charges, respectively.

INTEREST EXPENSE, OTHER INCOME/EXPENSE
--------------------------------------

Interest expense was $8.7 million for the third quarter of 1995 compared to $11.5 million for the same quarter of 1994 and $9.0 million for the second quarter of 1995. Interest expense declined as compared to the same quarter of 1994 and the second quarter of 1995 due to the Company's early retirement of its Senior Notes and a portion of its Convertible Subordinated Debentures during the first and second quarters of 1995.

Other income/expense was a net gain of $4.8 million for the third quarter of 1995, which was relatively consistent when compared to the net gain of $5.0 million for the same quarter of 1994, and a net gain of $5.8 million for the second quarter of 1995. The decrease in the net gain for the third quarter of 1995 as compared to the second quarter of 1995 is due primarily to higher foreign exchange losses during the third quarter of 1995. However, the overall foreign exchange gains and losses continue to have an immaterial impact on the Company's results of operations.

INCOME TAXES
------------

The Company's effective tax rate for the second and third quarters of 1995 was approximately 33%, excluding the impact of the extraordinary items recorded during the first and second quarters which were recorded at the rate of 41%.

EXTRAORDINARY ITEM
------------------

During the first and second quarters of 1995, the Company purchased at a discount certain of its 6.5% and 6.75% Convertible Subordinated Debentures with a face value of $56.1 million. The Company also prepaid and retired the remaining $41.7 million of its outstanding Series A and Series B Senior Notes with a prepayment fee of $1.1 million. As a result of these transactions, the Company recorded a net extraordinary gain for the nine-month period ended September 30, 1995 of $6,171,000 (less applicable income taxes of $4,288,000) or $0.11 per share on a fully diluted basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1995, the Company's principal sources of liquidity consisted of cash and short-term investments of $349.5 million and a combined $100 million revolving credit facility agreement (Agreement) with several banks which is subject to the continued maintenance of certain covenants. The Company had no borrowings outstanding under this credit facility as of September 30, 1995.

On October 30, 1995, the Company re-negotiated the terms of its $100 million revolving credit facility agreement (Agreement) with certain banks. The terms of the Agreement prohibit or limit certain transactions without the prior consent of the banks and require the maintenance of various covenants. This credit facility expires on October 28, 1996. As of September 30, 1995, the Company had outstanding letters of credit and guarantees of approximately $48.6 million.

Cash provided by operating activities was approximately $55.7 million for the nine-month period ended September 30, 1995 compared to cash used in operating
activities of $10.1 million for the same period in 1994.   This increase was
primarily attributable to an increase in accounts payable and other accrued expenses and a decrease in inventory partially offset by an increase in accounts receivable.

Capital expenditures for the nine-month period ended September 30, 1995, amounted to $95.7 million. These expenditures primarily related to the purchase of manufacturing and R&D equipment for the Company's operations, upgrades in computer equipment and the expansion of the Companys disk media manufacturing capacity. The Company is expanding the disk media manufacturing operation into Singapore. This expansion is scheduled to begin production during the first half of 1996. For the nine-month period ended September 30, 1995, the capital expenditures related to this expansion have approximated $20.2 million. The Company plans to spend approximately $55.0 million on additional capital expenditures during the remainder of 1995.

During the nine-month period ended September 30, 1995, the Company's cash expenditures to retire its Debentures in the open market and normal repayments of long-term debt were $118.4 million. The Company received $32.0 million in cash proceeds during the period for the sale of a manufacturing building located in Singapore and other capital assets. In addition, $29.5 million was received from proceeds from the sale of Read-Rite stock and notes receivable. The acquisition of Sytron Corporation during the period included a cash payment of $4.5 million and the acquisition of certain assets of Stormex, S.A. de C.V. and Computer Memory Corporation subsequent to the nine-month period ended September 30, 1995 included a cash payment of $21.2 million. The Company believes that current capital resources and cash generated from operations will be sufficient to meet its liquidity and capital expenditure requirements for the foreseeable future.

FOREIGN CURRENCY RISKS
----------------------

The Company's cash flows are substantially U.S. dollar denominated. However, the Company is exposed to certain foreign currency fluctuations, primarily British Pound Sterling, Malaysian Ringgit, Italian Lira, Singapore Dollars and Japanese Yen. At September 30, 1995, the Company had outstanding foreign currency forward contracts and foreign currency purchase option contracts aggregating approximately $68.1 million and $12.0 million, respectively. These contracts mature at various periods through December 1995 and are consistent with the amounts and timing of the Company's underlying cash flow requirements and purchase commitments.

LITIGATION
----------

The Company and certain of its officers and directors are defendants in a securities class action lawsuit that purports to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related stockholders derivative suit. The complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

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

In late July 1995, the Company and IBM agreed to dismiss all of the litigation against each other and entered into patent cross license agreements. The Company and IBM also established a five year commercial relationship, whereby, IBM may buy the Companys products. The outcome of the litigation settlement did not have an adverse effect on the Companys results of operations or financial position.

In December 1994, the Internal Revenue Service concluded a field audit of the Companys federal income tax returns for the fiscal years 1989 and 1990 and issued to the Company a "Notice of Deficiency" (Notice) with respect to those fiscal years. The majority of the proposed adjustments to income in the Notice related to the allocation of income between the Company and its foreign manufacturing subsidiaries. The Notice resulted in proposed tax deficiencies of approximately $43 million and assessed interest. On March 20, 1995, the Company filed a Petition in the United States Tax Court entitled Conner Peripherals, Inc. v. Commissioner of Internal Revenue, Docket No. 4322-95. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.    Legal Proceedings

Reference is made to Note 9 of notes to unaudited condensed consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

       2.1 Agreement and Plan of Reorganization dated as of October 3, 1995 among the Registrant, Seagate Technology, Inc. and Athena Acquisition Corporation (incorporated by reference to Exhibit 1 to the Registrant's current report on Form 8-K dated October
             19, 1995)

       2.2 Stock Option Agreement dated as of October 3, 1995 by and between the Registrant and Seagate Technology, Inc. (incorporated by reference to Exhibit 2 to the Registrant's current report on Form 8-K dated October 19, 1995)

       10.1 Credit Agreement dated as of October 30, 1995 among Registrant and Bank of America National Trust and Savings Association, as Agent, and the other financial institutions which are parties thereto

       11.1  Statement Regarding Computation of Earnings Per Share

       27.0  Article 5 of Regulation S-X - Financial Data Schedule



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed on behalf of Registrant during the quarter ended September 30, 1995. A report on Form 8-K was filed by the Registrant on October 19, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONNER PERIPHERALS, INC.
                                            (Registrant)


Date:  November 8, 1995                     /s/ P. Jackson Bell
      -----------------                     -------------------
                                            P. Jackson Bell
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                            CONNER PERIPHERALS, INC.
                               INDEX TO EXHIBITS


Exhibit
 Number             Description
------              -----------------------

2.1                 Agreement and Plan of Reorganization dated as of October 3,
                    1995 among the Registrant, Seagate Technology, Inc. and
                    Athena Acquisition Corporation (incorporated by reference to
                    Exhibit 1 to the Registrant's current report on Form 8-K dated October 19, 1995)

2.2 Stock Option Agreement dated as of October 3, 1995 by and between the Registrant and Seagate Technology, Inc.
                    (incorporated by reference to Exhibit 2 to the Registrant's current report on Form 8-K dated October 19, 1995)

10.1                Credit Agreement dated as of October 30, 1995 among
                    Registrant and Bank of America National Trust and Savings
                    Association, as Agent, and the other financial institutions which are parties thereto

11.1                Statement Regarding Computation of Earnings Per Share

27.0                Article 5 of Regulation S-X - Financial Data Schedule