Form 10-K/A
period 1994-12-31
CONNER PERIPHERALS INC
filed 1995-11-15
CIK 792397

                               FORM 10-K/A

               AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
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

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                      TO
                          ANNUAL REPORT ON FORM 10-K
                                      OF
                           CONNER PERIPHERALS, INC.


     This Amendment No. 1 is being filed to amend the December 31, 1994 Annual Report on Form 10-K ("1994 10-K") filed with the Securities and Exchange Commission by Conner Peripherals, Inc. (the "Company") on March 30, 1995 as follows:

Part II-Item 8.   Financial Statements and Supplementary Data

     Item 8 of the 1994 10-K is being amended hereby (i) by deleting the third paragraph of "Note 15 Litigation" to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1994 and inserting the following two paragraphs in its place:

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

         On July 25, 1995, the Company and IBM agreed to dismiss all of the litigation against each other and entered into patent cross license agreements. The Company and IBM also established a five year commercial relationship, whereby, IBM may buy the Company's products. The litigation settlement did not have an adverse effect on the Company's results of operations or financial position.

(ii) by deleting the second paragraph of the Report of Independent Accountants and adding the words, following the date thereof, "except as to Note 15 which is as of July 25, 1995."

Part IV-Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

     Item 14(a)(2) of the 1994 10-K is being amended hereby to make conforming changes to the Report of Independent Accountants on Financial Statement Schedule with respect to the amendments to Item 8 just described.

     Item 14(c) of the 1994 10-K is being amended hereby by substituting a new
Exhibit 23.1, Consent of Independent Accountants, filed herewith.

     Except as described above, this Amendment makes no changes to Items 8 and 14 of the 1994 10-K or to any of the documents listed in Item 14 and filed as part of the 1994 10-K. Exhibit 23.1 has been filed with this Amendment. All other Exhibits to the 1994 10-K were filed with the 1994 10-K, are not amended by this Amendment and are not included with this Amendment.

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended, the complete texts of Items 8 and 14, as amended, are included in this Amendment.

       Part II - Item 8. Financial Statements and Supplementary Data

Selected Financial Data

Year Ended December 31,                                 1994            1993           1992           1991           1990
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Net sales                                          $2,365,152     $2,151,672     $2,238,423     $1,598,984     $1,337,593
Gross profit                                       $  468,649     $  237,954     $  458,464     $  316,257     $  328,211
Income/(loss) from operations/1/                   $  166,564     $ (446,430)    $  153,530     $  130,211     $  172,732
Net income/(loss)                                  $  109,687     $ (445,314)    $  121,072     $   92,492     $  130,052
Net income/(loss) per share:
    Primary                                        $     2.10     $    (9.03)    $     2.19     $     1.57     $     2.51
    Fully diluted                                  $     1.77     $    (9.03)    $     1.89     $     1.54     $     2.41
Total assets                                       $1,461,429     $1,464,051     $1,904,707     $1,334,538     $  880,468
Long-term debt, less current portion               $  627,059     $  660,606     $  704,845     $  367,916     $   36,731


Summary Quarterly Data--Unaudited

                                       Dec. 31  Sept. 30      June 30    Mar. 31      Dec. 31    Sept. 30    June 30    Mar. 31
Quarter Ended                             1994      1994         1994       1994         1993        1993       1993       1993
--------------------------------------------------------------------------------------------------------------------------------
(in thousands,
 except per share amounts)
Net sales                             $591,611  $559,504     $650,079   $563,958     $574,449   $ 528,358   $490,575   $558,290
Gross profit                          $ 97,426  $101,181     $142,227   $127,815     $ 87,872   $  20,981   $ 38,581   $ 90,520
Income/(loss) from operations/2/      $ 42,546  $ 21,735     $ 57,400   $ 44,883     $ 15,510   $(381,608)  $(51,765)  $(28,567)
Net income/(loss)                     $ 44,183  $ 10,230     $ 31,470   $ 23,804     $  8,455   $(372,400)  $(58,825)  $(22,544)
Net income/(loss) per share:
    Primary                           $   0.84  $   0.20     $   0.60   $   0.46     $   0.17   $   (7.54)  $  (1.19)  $  (0.46)
    Fully diluted                     $   0.66  $   0.20     $   0.50   $   0.40     $   0.17   $   (7.54)  $  (1.19)  $  (0.46)

/1/ Income/(loss) from operations includes unusual charges (credits) of $(33,019,000), $378,702,000 and $57,611,000 in 1994, 1993 and 1992,
    respectively (see Note 4 to consolidated financial statements).

/2/ Income/(loss) from operations includes unusual charges (credits) of $(33,019,000), $330,019,000, $12,300,000 and $36,383,000 for the quarters ended December 31, 1994, September 30, 1993, June 30, 1993 and March 31, 1993, respectively (see Note 4 to consolidated financial statements).

                                    ------
                                       3

Consolidated Balance Sheets


December 31,                                                     1994       1993
--------------------------------------------------------------------------------
(in thousands, except par value and share data)
Assets

Current assets:
    Cash, cash equivalents and short-term investments      $  443,239 $  517,547
    Accounts receivable, net of reserves and allowances
      of $31,492 in 1994 and $39,430 in 1993                  307,454    333,416
    Inventory                                                 255,880    173,860
    Deferred income taxes                                      51,950     54,944
    Other                                                     111,187     87,348
                                                           ---------------------
      Total current assets                                  1,169,710  1,167,115

Property, plant and equipment, net                            237,066    231,337
Goodwill and other intangibles, net                            39,255     42,944
Other                                                          15,398     22,655
                                                           ---------------------
                                                           $1,461,429 $1,464,051
                                                           =====================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                       $  139,559 $  229,721
    Accrued expenses                                          190,372    217,060
    Current portion of long-term debt                          34,922     43,112
                                                           ---------------------
      Total current liabilities                               364,853    489,893

Long-term debt, less current portion                          627,059    660,606
Deferred income taxes                                         129,668     98,162
Other                                                           1,525      4,009
Minority interest                                               1,648      2,530
Commitments and contingencies (Notes 9 and 15)

Stockholders' equity:

    Preferred stock, $0.001 par value; 20,000,000 shares
      authorized, none outstanding                                 --         --
    Common stock and paid-in capital in excess of
      $0.001 par value; 100,000,000 shares authorized,
      52,460,734 and 50,565,083 shares issued and
      outstanding                                             260,592    242,454
    Retained earnings/(accumulated deficit)                    76,084    (33,603)
                                                           ---------------------
      Total stockholders' equity                              336,676    208,851
                                                           ---------------------
                                                           $1,461,429 $1,464,051
                                                           =====================

The accompanying notes are an integral part of these financial statements.

                                    ------

Consolidated Statements of Operations


Year Ended December 31,                                                                            1994          1993         1992
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Net sales                                                                                    $2,365,152    $2,151,672    $2,238,423
Cost of sales                                                                                 1,896,503     1,913,718     1,779,959
                                                                                             --------------------------------------
Gross profit                                                                                    468,649       237,954       458,464
                                                                                             --------------------------------------
Selling, general and administrative                                                             189,237       186,269       152,671
Research and development                                                                        130,771       137,465        94,652
Amortization of goodwill and other intangibles                                                   15,096        22,248            --
Unusual items                                                                                   (33,019)      338,402        57,611
                                                                                             --------------------------------------
Total operating expenses                                                                        302,085       684,384       304,934
                                                                                             --------------------------------------
Income/(loss) from operations                                                                   166,564      (446,430)      153,530
Interest expense                                                                                (47,237)      (51,213)      (46,866)
Other income, net                                                                                35,224        26,667        49,056
                                                                                             --------------------------------------
Income/(loss) before income taxes                                                               154,551      (470,976)      155,720
Provision/(benefit) for income taxes                                                             44,864       (25,662)       34,648
                                                                                             --------------------------------------
Net income/(loss)                                                                            $  109,687    $ (445,314)  $   121,072
                                                                                             ======================================
Net income/(loss) per share:
    Primary                                                                                  $     2.10    $    (9.03)  $      2.19
                                                                                             ======================================
    Fully diluted                                                                            $     1.77    $    (9.03)  $      1.89
                                                                                             ======================================
Weighted average shares:
    Primary                                                                                      52,253        49,339        55,242
                                                                                             ======================================
    Fully diluted                                                                                74,558        49,339        74,723
                                                                                             ======================================


The accompanying notes are an integral part of these financial statements.

                                    ------

Consolidated Statements of Cash Flows


Year Ended December 31, (in thousands)                                                            1994           1993          1992
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income/(loss)                                                                        $ 109,687    $  (445,314)   $  121,072
    Adjustments to reconcile net income/(loss)
      to net cash provided by operating activities:
          Depreciation and amortization                                                         91,681        104,747        77,463
          Non-cash unusual items                                                               (33,019)       230,417        57,611
          Deferred income taxes                                                                 29,728        (32,745)      (13,067)
          Gain on sale of Read-Rite Corporation common stock                                   (22,294)            --       (22,540)
          Loss on asset dispositions                                                             4,569         11,468         5,595
          Minority interest and other                                                           (3,366)           720         9,330
    Changes in assets and liabilities, net of effect of acquired businesses:
        Accounts receivable, net                                                                25,962         67,712      (132,401)
        Inventory                                                                              (82,020)        91,135        39,362
        Other current assets                                                                    (5,175)       (19,006)      (19,193)
        Other non-current assets                                                                 7,486        (20,907)      (18,108)
        Accounts payable and accrued expenses                                                  (67,776)        31,994       164,654
                                                                                             ---------------------------------------
    Total cash provided by operating activities                                                 55,463         20,221       269,778

Cash flows from investing activities:
    Capital expenditures                                                                       (95,011)      (102,111)      (69,744)
    Purchases of short-term investments                                                             --     (1,429,492)   (1,013,148)
    Sales and maturities of short-term investments                                                  --      1,464,986       795,839
    Purchases of investments held to maturity                                                 (313,501)            --            --
    Purchases of investments available for sale                                               (344,511)            --            --
    Maturity of investments held to maturity                                                   394,675             --            --
    Sale of investments available for sale                                                     342,532             --            --
    Purchase of minority interest                                                               (5,000)       (16,000)           --
    Acquisition of acquired businesses, net of cash acquired                                    (8,500)            --      (181,537)
    Acquisition of technology rights                                                                --         (2,078)      (28,061)
    Proceeds from sale of Read-Rite Corporation common stock                                     3,630             --        39,189
                                                                                             --------------------------------------
    Total cash used in investing activities                                                    (25,686)       (84,695)     (457,462)

Cash flows from financing activities:
    Proceeds from other borrowings                                                                 500          2,782       345,672
    Repayments of long-term debt                                                               (42,237)       (10,990)      (24,752)
    Repayments of Archive Corporation long-term debt                                                --        (13,713)      (90,239)
    Issuance of common stock                                                                    16,847         24,909        17,322
    Repurchase of common stock                                                                      --             --      (241,505)
    Contribution by minority stockholder                                                            --             --         8,000
                                                                                             --------------------------------------
    Total cash provided by (used in) financing activities                                      (24,890)         2,988        14,498

Net increase/(decrease) in cash and cash equivalents                                             4,887        (61,486)     (173,186)
Cash and cash equivalents at beginning of the year                                             197,499        258,985       432,171
                                                                                             --------------------------------------
Cash and cash equivalents at end of the year                                                   202,386        197,499       258,985
Short-term investments                                                                         240,853        320,048       355,542
                                                                                             --------------------------------------
Total cash, cash equivalents and short-term investments                                      $ 443,239    $   517,547   $   614,527
                                                                                             ======================================

The accompanying notes are an integral part of these financial statements.

                                    ------

Consolidated Statements of Stockholders' Equity


                                                                                  Common Stock
                                                                           --------------------------
                                                                                           Par Value      Retained
                                                                                         and Paid-in      Earnings            Total
                                                                                          Capital in  (Accumulated    Stockholders'
                                                                               Shares  Excess of Par      Deficit)           Equity
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)
Balance at December 31, 1991                                               58,089,297      $ 422,186     $ 290,639        $ 712,825
Issuance of common stock under various
    employee stock plans                                                    1,866,677         31,008            --           31,008
Repurchase of common stock, at cost                                       (11,638,802)      (241,505)           --         (241,505)
Income tax benefit of disqualifying dispositions
    of employee stock                                                              --          2,636            --            2,636
Net income                                                                         --             --       121,072          121,072
                                                                           --------------------------------------------------------
Balance at December 31, 1992                                               48,317,172        214,325       411,711          626,036
Issuance of common stock under various
    employee stock plans                                                    2,247,911         24,909            --           24,909
Income tax benefit of disqualifying dispositions
    of employee stock                                                              --          3,220            --            3,220
Net loss                                                                           --             --      (445,314)        (445,314)
                                                                           --------------------------------------------------------
Balance at December 31, 1993                                               50,565,083        242,454       (33,603)         208,851
Issuance of common stock under various
    employee stock plans                                                    1,895,651         16,847            --           16,847
Income tax benefit of disqualifying dispositions
    of employee stock                                                              --          1,291            --            1,291
Net income                                                                         --             --       109,687          109,687
                                                                           --------------------------------------------------------
Balance at December 31, 1994                                               52,460,734      $ 260,592     $  76,084        $ 336,676
                                                                           ========================================================


The accompanying notes are an integral part of these financial statements.

                                    ------

Notes to Consolidated Financial Statements

Note 1 The Company
------

Conner Peripherals, Inc. ("Company") was incorporated in California in June 1985, and reincorporated in Delaware in September 1992. The Company sells, designs and builds a comprehensive line of information storage solutions products, including disk drives, tape drives, storage management software and storage systems for a wide range of computer applications.

During each of 1994 and 1993, sales to one customer accounted for approximately 13% of net sales. During 1992, sales to two customers accounted for approximately 15% and 12% of net sales.

The Company's fiscal year ends on the Saturday nearest to December 31. Results of operations for the years ended in 1994 and 1993 include 52 weeks. Results of operations for the year ended 1992 includes 53 weeks. The Company reports quarterly results on thirteen-week quarterly periods, each ending on the Saturday closest to month-end. For purposes of presentation, the Company has indicated its accounting year as ending on December 31 or the month-end for interim quarterly periods.

Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Conner Peripherals, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition: Revenue from product sales to customers is recognized upon shipment. Revenue from sales to certain distributors is subject to agreements allowing certain rights of return and price protection on unsold merchandise held by those distributors. Accordingly, reserves for estimated future returns, exchanges and credits for marketing and other sales incentives are also provided upon shipment.

Warranty Expense: The Company provides for the estimated cost which may be incurred under its various product warranties upon product shipment.

Cash, Cash Equivalents and Short-Term Investments: The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Short-term investments consist primarily of certificates of deposit, bankers acceptances, preferred stock, corporate debt, municipal debt and U.S. Government agency debt securities. These investments generally mature within 12 months and prior to 1994 were carried at cost, which approximated market.

Effective at the beginning of 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires the Company to classify debt and equity securities into one of three categories; held to maturity, trading or available for sale. The Company's investments are classified as held to maturity and available for sale as of December 31, 1994. Investment securities classified as held to maturity are measured at amortized cost based on the Company's positive intent to hold such securities to maturity. Investment securities classified as available for sale are measured at market value and net unrealized gains and losses are recorded as a separate component of stockholders' equity until realized. Any gains or losses on sales of investments are computed on specific identification. As of December 31, 1994, net unrealized gains and losses on investments available for sale were not material. The cumulative effect of adopting FAS 115 was not material to the Company's financial position or results of operations.

Inventory: Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Equipment and furniture are depreciated using the straight-line method based upon the estimated useful lives of the related assets which range from eighteen months to 5 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Buildings

                                    ------
are depreciated using the straight-line method over the estimated useful life of 25 to 30 years.

Land and buildings held for sale, which are no longer used in the Company's operations or held for future expansion, are stated at the lower of cost or estimated fair value.

Goodwill and Other Intangibles: Goodwill and other intangibles, which include patents and acquired technology, are being amortized over their estimated useful lives ranging from 2 to 10 years. The Company evaluates the recoverability of intangible assets based on future discounted cash flows. Charges for impairment of intangible assets are recorded to the extent unamortized book value of such assets exceed the related future discounted cash flows.

Income Taxes: The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 7 for additional information regarding the Company's accounting for income taxes.

Net Income (Loss) Per Share: Primary net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options (using the treasury stock method). Fully diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding and assuming the conversion, if dilutive, of all outstanding convertible subordinated debentures from the date of issuance for all periods in which they remained outstanding. For purposes of the fully diluted computation, net income is adjusted by the after-tax interest expense applicable to the convertible subordinated debentures. Primary and fully diluted net loss per share is computed using the weighted average number of common shares outstanding.

Foreign Currency Translation: The Company currently uses the U.S. dollar as the functional currency of its foreign operations. Gains or losses from foreign currency translation are included in the determination of net income. To date, such amounts have been immaterial.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments in a variety of financial instruments such as certificates of deposit, bankers acceptances, preferred stock, corporate debt, municipal debt and U.S. Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Foreign Currency Financial Instruments: To hedge against certain balance sheet and operating income currency exposures incurred in the ordinary course of business, the Company enters into foreign currency forward contracts and purchases foreign currency option contracts for periods and amounts consistent with the amounts and timing of operating cash flow requirements and vendor purchase commitments. Gains and losses are deferred and offset by gains and losses on the underlying hedged exposures. The Company does not hold or issue financial instruments for trading purposes. The counterparties to these contracts consist of international financial institutions. The Company monitors the credit ratings and capital and surplus of its counterparties.

Presentation: Certain prior year financial statement balances have been reclassified to conform to the 1994 presentations.


                                    -------

Note 2 Short-Term Investments
------
The amortized cost and estimated fair value of securities held to maturity and available for sale as of December 31, 1994, are as follows:

                                          Gross      Gross       Gross    Estimated
                                      amortized unrealized  unrealized         fair
                                           cost      gains      losses        value
-----------------------------------------------------------------------------------
(in thousands)
Held to maturity:
U.S. Government
    and agency bonds                   $ 27,235        $--       $(155)    $ 27,080
State and political
    subdivision bonds                    66,077         --        (380)      65,697
Corporate debt
    securities                           64,085         80        (128)      64,037
Other                                    71,852          5          --       71,857
                                       --------------------------------------------
                                        229,249         85        (663)     228,671
Available for sale-
Auction preferred stock                  94,800         --          --       94,800
                                       --------------------------------------------
Total debt and
    equity securities                   324,049        $85       $(663)    $323,471
                                               ====================================
Less cash
    equivalents                          83,196
                                       --------
Short-term investments                 $240,853
                                       ========

The contractual maturities of investments held to maturity and available for sale are one year or less. The realized gains and losses as of December 31, 1994, had no material impact to the Company's financial position or results of operations. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3 Balance Sheet and Statement of Operations Components
------

December 31,                                              1994           1993
-----------------------------------------------------------------------------
(in thousands)
Inventories:
    Purchased components                              $ 86,970       $ 81,620
    Work-in-process                                     72,692         37,939
    Finished goods                                      96,218         54,301
                                                      -----------------------
                                                      $255,880       $173,860
                                                      =======================
Property plant and equipment:
    Building                                          $ 28,394       $ 47,335
    Equipment and furniture                            345,689        289,517
    Leasehold improvements                              63,404         60,762
    Construction-in-progress                            28,257         34,026
                                                      -----------------------
                                                       465,744        431,640
Less accumulated depreciation
    and amortization                                   256,131        200,303
                                                      -----------------------
                                                       209,613        231,337
Buildings and improvements
    held for sale, net                                  27,453             --
                                                      -----------------------
                                                      $237,066       $231,337
                                                      =======================
Goodwill and other intangibles:
    Goodwill                                          $  5,073       $     --
    Intangibles                                         70,337         64,003
                                                      -----------------------
                                                        75,410         64,003
Less accumulated amortization                           36,155         21,059
                                                      -----------------------
                                                      $ 39,255       $ 42,944
                                                      =======================
Accrued expenses:
    Accrued employee compensation                     $ 32,997       $ 33,041
    Accrued income taxes                                41,841         14,298
    Accrued warranty costs                              45,422         38,299
    Accrued restructuring costs                          7,549         66,380
    Other liabilities                                   62,563         65,042
                                                      -----------------------
                                                      $190,372       $217,060
                                                      =======================

                                    ------


Year Ended December 31,                             1994        1993       1992
-------------------------------------------------------------------------------
(in thousands)
Other income, net:
    Interest income                              $16,193     $17,700    $35,050
    Minority interest in joint ventures            2,120         649     (6,457)
    Gain on sale of Read-Rite
    Corporation common stock                      22,294          --     22,540
    Other                                         (5,383)      8,318     (2,077)
                                                 ------------------------------
                                                 $35,224     $26,667    $49,056
                                                 ==============================


Note 4 Unusual Items
------

In the fourth quarter of 1994, the Company recorded $33,019,000 as a net pretax credit to income for two unusual items. As discussed below, the Company recorded an unusual credit of $38,019,000 for the reduction of restructuring reserves established during 1993. This credit was partially offset by a $5,000,000 unusual charge taken to write-off in-process research and development associated with the acquisition of Quest Development Corporation.

During 1993, the Company recorded special charges totaling $378,702,000, of which $40,300,000 was charged to cost of sales and $338,402,000 was charged to unusual items. The $40,300,000 charge to cost of sales reflected the cost of the Company's actions to accelerate the end-of-life of certain disk drive products. The $338,402,000 charge included a write-down of goodwill and other intangibles of $212,945,000, restructuring charges of $106,457,000 for the reduction of excess manufacturing capacity and the streamlining of operations and a charge of $19,000,000 for certain contingencies.

The write-down of intangible assets totaling $212,945,000 consisted of $180,000,000 for the remaining unamortized balance of goodwill related to the Archive Corporation acquisition and $32,945,000 of identified intangibles. The Company believes that the write-down of these assets was necessitated by the emergence during 1993 of fundamental changes in the storage business, primarily the increase in competition and the standardization of technologies in the tape drive industry, which caused the value of these assets to be permanently impaired.

The restructuring charges totaling $106,457,000 resulted from the Company's decision to reduce excess manufacturing capacity to a level more consistent with sustainable demand, to streamline operations as well as administrative processes to reduce the Company's cost structure and to further integrate and reduce selling, general and administrative and research and development activities of both the disk and tape drive operations. As part of this restructuring, the Company had decided to close certain of its manufacturing operations.

In the fourth quarter of 1994, the Company lowered its estimate of the total cost of restructuring and recorded an adjustment to its restructuring reserves thereby increasing operating income by $38,019,000. This reduction resulted from the modification of the Company's operating plans, primarily the decision to cancel the closure of certain manufacturing operations due to changing business conditions. These changing business conditions primarily pertain to the improvement in local economies, the reduction in manufacturing cost benefits achieved by shifting production to other locations and certain other strategic benefits realized by maintaining a local presence.

                                    ------

As of December 31, 1994, the Company has executed all of its restructuring actions. As a result, approximately 780 employees from manufacturing, research and development, sales and marketing and administrative departments have been terminated and facilities have been reduced by approximately 360,000 square feet. The Company's annual savings from operations resulting from these actions was to reduce salaries and benefits by approximately $32,000,000, depreciation expense by approximately $7,000,000 and rental expense by approximately $2,000,000.

The following table sets forth the Company's restructuring reserves as of December 31, 1993 and 1994:


                                             Restructuring Reserves
                                  ---------------------------------------------
                                     Severances      Excess  Equipment
                                   and benefits  facilities  and other    Total
-------------------------------------------------------------------------------
(in thousands)
1993 restructuring
    charges                            $22,403    $ 28,511   $ 55,543  $106,457
Cash charges                            (7,077)       (623)    (1,723)   (9,423)
Non-cash charges                            --          --    (30,654)  (30,654)
                                  ---------------------------------------------
Reserve balances,
    December 31, 1993                   15,326      27,888     23,166    66,380
Cash charges                            (3,824)     (2,126)    (7,793)  (13,743)
Non-cash charges                            --        (240)    (6,829)   (7,069)
Adjustments                             (9,482)    (21,595)    (6,942)  (38,019)
                                  ---------------------------------------------
Reserve balances,
    December 31, 1994                  $ 2,020    $  3,927   $  1,602  $  7,549
                                  =============================================


The Company expects that substantially all of the remaining employee termination payments will be paid during 1995. Lease rental obligations included in excess facilities are net of approximately $2,119,000 of estimated sublease income expected to be derived from subleasing of the effected facilities. These obligations will be paid through the year 2018 or sooner to the extent the Company is able to negotiate a lease settlement or otherwise dispose of the properties. Write-offs of assets and payments against other reserves at December 31, 1994, are expected to be substantially completed by the end of 1996.

In December 1992, in connection with the acquisition of Archive Corporation, the Company recorded an unusual charge of $57,611,000 representing the fair value of acquired research and development projects in-process at the date of the acquisition.

Note 5 Acquisitions
------

During 1994, the Company's then wholly-owned subsidiary, Arcada Software, Inc. ("Arcada") acquired Quest Development Corporation ("Quest") for $8,500,000 in cash and issuance of shares representing approximately 22% ownership interest in Arcada. Arcada is engaged in developing, producing and marketing software products for data storage management. The effect of the acquisition of Quest was not material to the Company's financial condition or results of operations with the exception of the write-off of in-process research and development of $5,000,000 included in "Unusual Items" (see Note
4).

During 1994, the Company increased its ownership interest in its joint venture, Conner Shenzhen Peripherals Company Ltd., located in Shenzhen, People's Republic of China, from 60% to 90% for $7,000,000 of which $5,000,000 was paid during 1994. During 1993, the Company purchased for $16,000,000 the remaining 49% minority interest owned by Olivetti S.p.A in Conner Peripherals Europe, S.p.A. ("CPE"), the Company's majority-owned subsidiary located in Italy. In connection with the acquisition, Olivetti committed to purchase certain minimum quantities of the Company's products, subject to certain conditions, for a period of three years. These acquisitions had no material impact to the Company's financial condition or results of operations.

                                    ------

In December 1992, the Company acquired Archive Corporation ("Archive"), a manufacturer and supplier of tape back-up and data storage products for $185,000,000 paid in cash, assumption of debt for $104,000,000 (all of which was repaid during 1993 and 1992) and $17,000,000 for exchange of Archive stock options and transaction costs. The excess of the purchase price over the fair market value of the net tangible assets acquired was $303,893,000, of which $57,611,000 was allocated to in-process research and development, $55,000,000 was allocated to various intangibles and the remaining $191,282,000 was allocated to goodwill. The in-process research and development of $57,611,000 purchased in connection with the acquisition was expensed in 1992. During the third quarter of 1993, the Company wrote-off all the unamortized goodwill and certain other intangibles due to impairment resulting from changes in the storage business (see Note 4). Operations of Archive have been included in the Company's consolidated results of operations since the beginning of 1993.

Had the acquisition of Archive occurred as of the beginning of 1992, unaudited net sales, net income and earnings per share presented on a pro forma basis for the year ended December 31, 1992 would have been $2,590,635,000, $157,804,000 and $2.36, respectively. This information was prepared as if the acquisition had been consummated as of the beginning of 1992 and after giving effect to certain pro forma adjustments. The pro forma information excludes the effects of the nonrecurring charges of $57,611,000 for in-process research and development (see Note 4). This pro forma information does not purport to be indicative of what would have occurred had the acquisition been consummated at the beginning of 1992 or of the results which may occur in the future.

Note 6 Supplemental Cash Flow Disclosure
------


Year Ended December 31,                            1994        1993        1992
-------------------------------------------------------------------------------
(in thousands)
Cash paid during the year for:
    Interest                                    $48,663     $49,896   $  40,506
    Income taxes                                $ 4,821     $20,187   $  17,218
Non-cash investing and
    financing activities:
      Fair market value of
          Archive assets acquired,
          including goodwill                    $    --     $    --   $ 306,485
      Debt assumed                              $    --     $    --   $(104,000)


Note 7 Income Taxes
------

Income (loss) before income taxes includes $156,155,000, $(148,738,000), and $185,708,000 of income (loss) relating to non-U.S. operations for 1994, 1993 and 1992, respectively.

The provision (benefit) for income taxes includes the following:

Year Ended December 31,                            1994         1993      1992
------------------------------------------------------------------------------
(in thousands)
Current:
    Federal                                     $10,669     $  1,902  $ 24,607
    State                                         1,000          142     5,657
    Foreign                                       3,467        5,039    17,451
                                                ------------------------------
                                                 15,136        7,083    47,715
                                                ------------------------------
Deferred:
    Federal                                      23,097      (27,848)   (8,700)
    State                                         6,631       (4,897)   (4,367)
                                                ------------------------------
                                                 29,728      (32,745)  (13,067)
                                                ------------------------------
Total                                           $44,864     $(25,662) $ 34,648
                                                ==============================

                                    ------

Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax liabilities (assets) are comprised of the following:


December 31,                                           1994                1993
-------------------------------------------------------------------------------
(in thousands)
Inventory valuation                               $ (14,028)          $ (13,552)
Depreciation and amortization                       (11,465)             (9,781)
Accounts receivable reserves                        (11,435)            (15,030)
Accrued expenses and other                          (33,591)            (41,178)
Net operating loss and tax credit
    carryforwards                                   (41,764)            (69,491)
                                                  -----------------------------
                                                   (112,283)           (149,032)
                                                  -----------------------------
Unremitted earnings of foreign
    subsidiaries                                    169,415             138,459
Technology and other intangibles                     11,821              13,328
State income taxes                                    5,375               6,846
                                                  -----------------------------
                                                    186,611             158,633
                                                  -----------------------------
Valuation reserves                                    3,390              33,617
                                                  -----------------------------
Total                                             $  77,718           $  43,218
                                                  =============================


A reconciliation of the income tax provision (benefit) computed by applying the domestic federal statutory rate to pretax income, to the recorded provision (benefit) for income taxes follows:


Year Ended December 31,                         1994        1993        1992
----------------------------------------------------------------------------
(in thousands)
Provision (benefit) at
    statutory rate                              35.0%      (35.0)%      34.0%
Differences between United
    States and foreign taxes
    and limitations on the benefits
    of foreign losses                           (9.9)       12.6       (13.0)
State taxes, net of federal
    benefit                                      3.2        (0.7)        0.6
Goodwill                                          --        13.7          --
Change in federal valuation
    reserve                                       --         1.9          --
Impact of rate change                             --         0.3          --
Other                                            0.7         1.8         0.7
                                                ----------------------------
                                                29.0%       (5.4)%      22.3%
                                                ============================

In connection with the Internal Revenue Service ("IRS") examination of the tax returns of Archive and its subsidiaries, in 1994 the Company filed amended federal tax returns reporting certain adjustments to income which reduced the net operating loss carryforwards relating to pre-acquisition operations of Archive and its subsidiaries by approximately $86,000,000. These adjustments resulted in a reduction of the pre-acquisition unremitted foreign earnings of Archive and its subsidiaries by the same amount. Consequently, the

                                    ------

Company reduced its gross deferred tax assets by approximately $30,000,000 and made a corresponding reduction to its valuation reserves of approximately $30,000,000. These adjustments had no impact on the tax provision or the net deferred tax liabilities of the Company. At December 31, 1994, the Company has net operating loss carryforwards of approximately $72,000,000 expiring 1997 through 2007, relating to pre-acquisition operations of Archive and its subsidiaries. These losses may be used to offset future taxable income, subject to an annual maximum limitation of approximately $12,000,000.

At December 31, 1994, the Company had deferred tax assets of approximately $9,000,000 relating to post-acquisition net operating loss carryforwards of Archive and its subsidiaries and foreign tax credit carryforwards which, subject to certain restrictions, are available to reduce taxes on future taxable income and expire in 1995 through 2008. At December 31, 1994, the Company had not provided U.S. federal and state income taxes of approximately $78,300,000 on cumulative unremitted earnings of its consolidated foreign subsidiaries which are intended to be indefinitely reinvested.

The Company enjoys a tax holiday in Singapore relating to the manufacture of disk drives, which expires in 1997, subject to post-holiday benefits. The Company currently enjoys no tax holiday in Singapore with respect to the manufacture of tape drives. However, the Company has applied for a Singapore tax holiday through June 1997, relating to the manufacture of its newly developed tape drives. The Company's initial tax holiday in Malaysia expired on December 31, 1994 with respect to the manufacture of disk drives and related subassemblies. The Company has applied for a five-year extension of the tax holiday with respect to the manufacture of disk drives in Malaysia.
The Company also enjoys a tax holiday in China through December 1995, relating to the manufacture of disk drives. The net impact of these tax holidays was to increase net taxable income by $16,000,000 ($0.21 per share fully diluted) in 1994, reduce the net loss by approximately $3,000,000
($0.06 per share fully diluted) in 1993 and increase net income by approximately $27,800,000 ($0.37 per share fully diluted) in 1992.

The IRS is currently reviewing Archive and its subsidiaries' federal income tax returns for 1985 through 1989. In December 1994, the IRS completed its review of the Company's federal tax returns for 1989 and 1990 and issued a deficiency notice for $43,000,000 in additional taxes. This assessment results primarily from adjustments proposed by the IRS to the allocation of income between the Company and its foreign manufacturing subsidiaries. The Company believes it has meritorious defenses to the proposed adjustments and will contest this assessment. Upon final resolution, the deficiency payment, if any, will include assessed interest. Management believes that the ultimate resolution of the ongoing IRS audits and pending assessments will not have a material adverse impact on the Company's financial position or results of operations.

Note 8 Long-Term Debt and Lines of Credit
------


December 31,                                             1994          1993
---------------------------------------------------------------------------
(in thousands)
Convertible subordinated debentures,
    6.75%, due 2001, convertible into
    7,931,035 shares of common stock                 $230,000      $230,000
Convertible subordinated debentures,
    6.5%, due 2002, convertible into
    14,375,000 shares of common stock                 345,000       345,000
Senior unsecured notes, 8.84% and
    9.08%, due through 1998                            73,333       105,000
Senior unsecured note, 12%                                 --         9,000
Italian Lira debentures and notes,
    7% to 7.38%, due through 2000                      12,393        13,628
Other borrowings                                        1,255         1,090
                                                     ----------------------
                                                      661,981       703,718
Less current portion                                   34,922        43,112
                                                     ----------------------
                                                     $627,059      $660,606
                                                     ======================


                                    ------

During 1993, the Company modified certain terms of the senior unsecured notes. Under the modified terms, in exchange for revising certain financial covenants, the Company agreed to increase the interest rates of the notes by half a percent for periods commencing from October 1, 1993, and ending the earlier of March 31, 1995, or the due dates of the notes.

Based upon quoted market prices, the fair value of the convertible subordinated debentures was approximately $402,500,000 at December 31, 1994. The estimated fair value of the Company's remaining long-term debt was $88,573,000 at December 31, 1994. The fair values of debt for which quoted prices were not available has been determined based upon interest rates available to the Company for the issuance of debt with similar terms and remaining maturities.

At December 31, 1994, future minimum principal payments on long-term debt and capitalized lease obligations were as follows:


Year Ended December 31,
--------------------------------------------------------------------------------
(in thousands)
1995                                                                   $ 34,922
1996                                                                     34,309
1997                                                                      6,993
1998                                                                      7,107
1999                                                                      2,255
Thereafter                                                              576,395
                                                                       --------
                                                                       $661,981
                                                                       ========

On December 23, 1993, the Company entered into a revolving credit facility agreement ("Agreement") with a group of banks allowing borrowings of up to $100,000,000 through December 23, 1995. Borrowings under the revolving credit facility carry interest at the banks' prime rate or, at the option of the Company, at an interbank offered rate (as defined in the Agreement). The Agreement provides for a commitment fee. As of December 31, 1994, the Company had no borrowings under the revolving credit facility. At December 31, 1994, the Company had outstanding letters of credit and guarantees of $58,429,000.

The revolving credit facility and senior unsecured notes prohibit the payment of cash dividends and require the maintenance of various financial covenants. Without the prior consent of the lenders, the Company is also prohibited from incurring debt and lease commitments in excess of specified amounts or entering into acquisition, sale of business, merger or joint venture agreements in excess of certain amounts. At December 31, 1994, the Company was in full compliance with all covenants and conditions.

Note 9 Lease Commitments
------

The Company leases certain property, facilities and equipment under non-cancelable operating leases. The terms of the leases for property, facilities and equipment expire over the next 25 years with renewal options in certain instances. In addition, the Company has leased certain equipment under capitalized leases with outstanding lease obligations of less than one million dollars as of December 31, 1994. These obligations mature sub-stantially in 1995 and 1996.

Future minimum lease payments under non-cancelable operating leases as of December 31, 1994 are as follows:


Year Ended December 31,
--------------------------------------------------------------------------------
(in thousands)
1995                                                                     $17,372
1996                                                                      11,899
1997                                                                       9,445
1998                                                                       7,272
1999                                                                       6,603
Thereafter                                                                36,895
                                                                         -------
                                                                         $89,486
                                                                         =======


                                    ------

Rent expense for all operating leases was approximately $22,767,000 in 1994, $24,446,000 in 1993 and $15,958,000 in 1992.

Note 10 Employee Benefit Plans
-------

Incentive Stock Plans: In 1986, the Company adopted the 1986 Incentive Stock Plan ("Plan"). The Plan provides for the issuance of non-transferable stock options to employees of the Company and non-statutory stock options and stock purchase rights to directors, employees and consultants of the Company. The Company has never issued any stock purchase rights. A total of 18,500,000 shares of common stock have been reserved for issuance of options and stock purchase rights under the Plan. At December 31, 1994, 4,086,125 shares were available for future grants of options and stock purchase rights.

Stock options are granted at prices of not less than 100% of the fair market value of the common stock at the time of grant, except that stock options granted to any employee who owns stock representing more than 10% of total voting power must have an exercise price of not less than 110% of fair market value. Options granted under the Plan prior to July 1992 expire five years after the date of grant and vest over a period of four years. In July 1992, the Plan was amended to provide an expiration period for subsequent stock grants to ten years from the date of grant.

On December 29, 1992, upon completion of the acquisition of Archive, the Company assumed the obligations existing under Archive's Incentive Stock Option and Restricted Stock Purchase Plans ("Archive Plans"). Effective on that date, the Company converted existing options to purchase Archive common stock under the Archive Plans into an equivalent number of options to purchase the Company's common stock. A total of 1,125,000 shares of the Company's common stock were reserved for issuance of options of which 1,059,258 were issued upon the conversion. These options expire at various times through 2002.

The following table summarizes stock option activity under the Plan and Archive Plans:


Year Ended December 31,                      1994           1993           1992
-------------------------------------------------------------------------------
Options outstanding at
    beginning of the year               8,529,767      8,592,493      5,510,468
Granted                                 2,781,277      3,292,099      3,213,825
Conversion of the
    Archive Plans                              --             --      1,059,258
Exercised ($0.15 per share
    to $23.50 per share)                 (746,332)    (1,329,620)      (868,619)
Canceled                               (1,646,116)    (2,025,205)      (322,439)
                                       ----------------------------------------
Options outstanding at
    end of the year                     8,918,596      8,529,767      8,592,493
                                       ========================================
Options exercisable at
    end of the year                     3,784,502      3,547,071      2,871,736
Range of exercise price
    of outstanding options
    at end of the year                     $ 5.19         $ 5.19         $ 5.00
                                           $26.88         $26.88         $26.88

Restricted Stock Plan: In 1992, the Company's stockholders approved the adoption of the 1992 Restricted Stock Plan ("Restricted Plan"). A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Plan. The aggregate fair value of the shares granted under the Restricted Plan is considered unearned compensation at the time of grant and compensation is earned ratably over the vesting period of seven years. Total compensation expense recognized during 1994, 1993 and 1992 was not material. At December 31, 1994, 379,937 shares had been issued under the Restricted Plan.

Arcada Stock Plan: During 1994, the Board of Directors of the Company's majority-owned subsidiary, Arcada Holdings, Inc. ("Arcada"), approved a stock option plan for employees and consultants of Arcada. This plan provides for the issuance of up to 7,667,186 shares of common stock of Arcada. During 1994, options were granted at prices of $0.08 and $0.09 per

                                    ------
                                      17
share which represents the fair market value of Arcada common stock at the date of grant, as determined by Arcada's Board of Directors. Options granted under this plan expire ten years after the date of grant and vest over a period of four years. If all options were issued and exercised, they would dilute the Company's ownership in Arcada from 78% to approximately 64%. As of December 31, 1994, the number of options outstanding was 5,022,341.

Employee Stock Purchase Plan: In 1988, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan"). A total of 4,500,000 shares of common stock are reserved for issuance under the Purchase Plan. Shares may be purchased by participants at the lower of 85% of the fair market value of the common stock at the beginning or end of each six-month offering period. Shares are to be purchased from payroll deductions which are limited to 15% of an employee's compensation. At December 31, 1994, 3,810,557 shares had been issued under the Purchase Plan.

Profit Sharing Plan: The Company had a profit sharing plan which provided for additional compensation to substantially all employees of the Company, with the exception of certain marketing and sales personnel who were compensated on a commission basis, Arcada employees and certain non-U.S. employees. Prior to 1994, the additional compensation was determined on a quarterly basis, based upon a percentage of the amount of operating profit in excess of a stipulated return on equity. As a result of operating losses incurred in 1993, the Company did not distribute profit sharing or record charges to income relating to profit sharing. Charges to income for the profit sharing plan during 1992 were approximately $14,686,000 which is included in selling, general and administrative costs.

During 1994, upon certain stockholder approval, the Company adopted new profit sharing and incentive compensation bonus plans ("Plans") for eligible employees, with the exception of certain sales-commissioned personnel and Arcada employees. Additional compensation is earned and paid on a quarterly or semi-annual basis on the achievement by the Company of revenue and operating income targets as a percentage of the Company's financial plan established at the beginning of the fiscal year. Individual performance for those employees participating in the incentive compensation bonus plans are earned and paid on a quarterly or semi-annual basis. In addition, certain eligible employees participating in plans are entitled to receive additional year end bonus awards based on the achievement by the Company of annual revenue and operating income targets as a percentage of the Company's financial plan. Charges to income for the Plans during 1994 were approximately $9,042,000 which is included in selling, general and administrative costs.

401(k) Savings Plan: In 1990, the Company adopted a 401(k) savings plan ("Savings Plan") covering substantially all of its U.S. employees. Under the Savings Plan, eligible employees may contribute up to 15% of their compensation to the Savings Plan with the Company matching participants' contributions up to $250 per employee per year at the rate of 50% of the employee contribution. Both the participants' and the Company's contributions are fully vested. To date, the Company's contributions have not been material.

Note 11 Repurchase of Common Stock
-------

As of December 31, 1991, Compaq Computer Corporation ("Compaq") owned approximately 21% of the outstanding common stock of the Company. In August 1992, the Company repurchased and retired 11,638,802 shares of the Company's common stock from Compaq, representing substantially all of Compaq's equity interest in the Company.

                                    ------

Note 12 Preferred Shares Rights Agreement
-------
On November 29, 1994, the Board of Directors ("Board") adopted a Preferred Shares Rights Agreement ("Agreement") and pursuant to the Agreement authorized and declared a dividend of one preferred share purchase right ("Right") for each common share outstanding of the Company on January 10, 1995. The Rights are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or terms not approved by the Board. Each Right becomes exercisable to purchase one-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $70.00 and expire on November 29, 2004. The Company may redeem the Rights at a price of $0.01 per Right.

Note 13 Foreign Currency Exposure and Risk Management
-------
The Company enters into foreign currency forward contracts and purchases foreign currency option contracts to hedge operating cash flow requirements and vendor purchase commitments denominated in foreign currency (principally British Pound Sterling, Singapore Dollars, Italian Lira and Japanese Yen). The terms of such hedging instruments are not more than three months for all currencies other than those for Yen which are up to eight months. The purpose of the Company's foreign currency hedging activities is to protect the Company's foreign currency assets and liabilities and foreign currency operating cash flows from adverse changes in exchange rates. As of December 31, 1994, the realized and deferred gains and losses on option and forward contracts were not material. At December 31, 1994, the Company had outstanding foreign currency forward contracts and foreign currency option contracts aggregating approximately $60,890,000 and $22,870,000, respectively. The contract amounts approximate the fair value of outstanding contracts and options at December 31, 1994. These contracts mature at various periods through April 1995 and are consistent with the amounts and timing of the underlying anticipated cash flow requirements and purchase commitments.

Note 14 Foreign Operations
-------
The Company operates in one industry segment (see Note 1). The following is a summary of the Company's operations:

Year Ended December 31                       1994           1993           1992
-------------------------------------------------------------------------------
(in thousands)
Sales to third-party
    customers:
    United States:
     Customers in
      United States                   $ 1,240,099    $   997,764    $   867,916
     Customers in
      Europe & Asia                       902,896        859,447        892,506
                                      -----------------------------------------
                                        2,142,995      1,857,211      1,760,422
                                      -----------------------------------------
    Asia                                  142,562        193,257        326,502
    Europe                                 79,595        101,204        151,499
                                      -----------------------------------------
                                        2,365,152      2,151,672      2,238,423
                                      -----------------------------------------
Intercompany
    sales between
    geographic areas:
      United States                       239,341        285,250         74,579
      Asia                              1,787,390      1,426,370      1,388,617
      Europe                                2,929         98,007        106,037
                                      -----------------------------------------
                                        2,029,660      1,809,627      1,569,233
                                      -----------------------------------------
Consolidation
    eliminations                       (2,029,660)    (1,809,627)    (1,569,233)
                                      -----------------------------------------
Net sales                             $ 2,365,152    $ 2,151,672    $ 2,238,423
                                      -----------------------------------------
Operating income:
      United States                   $    14,000    $  (295,722)   $    (3,287)
      Asia                                110,194        (88,303)       119,348
      Europe                               42,370        (62,405)        37,469
                                      -----------------------------------------
                                      $   166,564    $  (446,430)   $   153,530
                                      =========================================
Identifiable assets:
      United States                   $   666,106    $   577,962    $   815,382
      Asia                                295,359        313,319        404,506
      Europe                               56,725         55,223         70,292
                                      -----------------------------------------
                                        1,018,190        946,504      1,290,180
General corporate assets                  443,239        517,547        614,527
                                      -----------------------------------------
Total assets                          $ 1,461,429    $ 1,464,051    $ 1,904,707
                                      =========================================

                                    ------

Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers. At December 31, 1994, 1993 and 1992, foreign liabilities (excluding intercompany balances) were $143,038,000, $273,288,000 and $280,053,000, respectively.

Note 15 Litigation
-------

The Company and certain of its officers and directors are defendants in a securities class action lawsuit which purports to represent a class of investors who purchased or otherwise acquired the Company's common stock between January 1992 and May 1993. Certain officers and directors are also defendants in a related stockholders derivative suit. The complaints seek unspecified damages and other relief. The Company intends to defend the actions vigorously.

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

During the first quarter of 1995, the Company received a newly issued patent concerning various aspects of the power management features incorporated in the Company's disk drives. Promptly following the issuance of the patent, the Company filed a complaint with the United States International Trade Commission alleging that various disk drives produced by IBM infringe the new power management patent, and seeking an exclusion order concerning IBM products incorporating these infringing drives. The Company filed a lawsuit in Federal Court, Southern District of New York, seeking damages and injunctive relief related to the fringement of the power management patent.

On July 25, 1995, the Company and IBM agreed to dismiss all of the litigation against each other and entered into patent cross license agreements. The Company and IBM also established a five year commercial relationship, whereby, IBM may buy the Company's products. The litigation settlement did not have an adverse effect on the Company's results of operations or financial position.

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

Report of Independent Accountants

To the Board of Directors and
Stockholders of Conner Peripherals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Conner Peripherals, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
San Jose, California
January 11, 1995, except
as to Note 15 which
is as of July 25, 1995


                                    ------

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------
(a) The financial statements listed in the following index to consolidated financial statements are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

                                                                  Page
                                                                  ----
  1.   Financial Statements


       Consolidated Balance Sheets at December 31, 1994
       and December 31, 1993                                        4

       Consolidated Statements of Operations for the
       three years ended December 31, 1994                          5

       Consolidated Statements of Cash Flows for the
       three years ended December 31, 1994                          6

       Consolidated Statement of Stockholders' Equity
       for the three years ended December 31, 1994                  7

       Notes to Consolidated Financial Statements                   8

       Report of Independent Accountants                           21

  2.   Financial Statement Schedule

       Schedule         Description                               Page
       --------         -----------                               ----
       II               Valuation and Qualifying Accounts         S-1
       (formerly
       Schedule VIII)
                        Report of Independent Accountants on
                        Financial Statement Schedule              S-2

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

               13.1         1994 Annual Report to Stockholders.

               21.1         Subsidiaries of Registrant.

               23.1+        Consent of Independent Accountants.

               24.1 Power of Attorney (incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended December 31, 1994 filed on March 30,
                            1995).

               27.0         Article 5 of Regulation S-X - Financial Data
                            Schedule.

______________________

+ Filed with this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

Unless otherwise noted, all exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



CONNER PERIPHERALS, INC.


By:/s/ P. Jackson Bell
   --------------------------------------

    P. Jackson Bell, Executive Vice President and Chief Financial Officer
    (Duly Authorized Signatory)

Dated: November 15, 1995

                           AMENDMENT NO. 1 TO

                        ANNUAL REPORT ON FORM 10-K

                                      OF
                           CONNER PERIPHERALS, INC.

                     Index to Financial Statement Schedule

         Schedule            Description                                    Page
      -----------            -----------                                   -----
           II                Valuation and Qualifying Accounts              S-1
                             Report of Independent Accountants on
                             Financial Statement Schedule                   S-2

                           CONNER PERIPHERALS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

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

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                     -------------------------------------
                         FINANCIAL STATEMENT SCHEDULE
                         ----------------------------

To the Board of Directors
of Conner Peripherals, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 11, 1995, except as to Note 15 which is dated as of July 25, 1995, appearing in this Form 10-K/A also included an audit of the Financial Statement Schedule listed in item 14(a) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE  WATERHOUSE  LLP

Price Waterhouse LLP
San Jose, CA
January 11, 1995